Form 10-Q
period 2026-06-30
Imricor Medical Systems, Inc.
filed 2026-08-07
CIK 2121708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-56826

IMRICOR MEDICAL SYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4914480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Gateway Blvd.
Burnsville, Minnesota	55337
(Address of principal executive office)	(Zip Code)

(952) 818-8400
(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 7, 2026, the registrant had 358,572,497 shares of Class A Common Stock, par value $0.0001 per share, including shares underlying all issued and outstanding Chess Depository Interests (“CDIs”), outstanding.

IMRICOR MEDICAL SYSTEMS, INC.

FORM 10-Q FOR THE QUARTER ENDED  June 30, 2026

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMRICOR MEDICAL SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,539,147	$19,502,348
Marketable securities	6,922,222	21,277,609
Accounts receivable	254,615	240,866
Inventories	1,345,756	1,096,065
Prepaid expenses and other current assets	635,083	799,786
Total Current Assets	69,696,823	42,916,674

LONG-TERM ASSETS
Accounts receivable	95,673	95,673
Property and equipment, net	2,091,444	1,538,460
Inventories	1,065,401	415,383
Other assets	110,657	186,291
Operating lease right-of-use assets	530,822	604,256
Total Long-Term Assets	3,893,997	2,840,063

TOTAL ASSETS	$73,590,820	$45,756,737

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,189,510	$496,073
Accrued expenses	1,586,529	1,619,954
Current portion of convertible notes (related party)	33,186,900	11,745,700
Option liabilities	4,286,736	3,157,717
Current portion of contract liabilities	30,379	34,035
Current portion of operating lease liabilities	311,678	317,153
Total Current Liabilities	40,591,732	17,370,632

LONG-TERM LIABILITIES
Convertible notes, net of current portion (related party)	-	13,268,500
Warrant liabilities	2,256,802	1,828,677
Contract liabilities, net of current portion	1,085,753	1,085,753
Operating lease liabilities, net of current portion	524,032	634,043
Other long-term liabilities	65,660	45,828
Total Long-Term Liabilities	3,932,247	16,862,801

Total Liabilities	44,523,979	34,233,433

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value: 25,000,000 shares authorized and 0 shares outstanding as of both June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value: 535,000,000 shares authorized as of both June 30, 2026 and December 31, 2025 and 353,490,958 and 320,947,028 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	35,350	32,096
Additional paid‑in capital	221,768,542	179,089,487
Accumulated deficit	(192,737,051)	(167,598,279)
Total Stockholders' Equity	29,066,841	11,523,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,590,820	$45,756,737

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMRICOR MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUES	$60,531	$65,163	$24,643	$196,875

COSTS AND EXPENSES
Cost of goods sold	732,496	509,688	1,394,641	811,694
Sales and marketing	1,646,942	1,126,861	2,819,565	2,204,693
Research and development	3,675,716	2,857,179	7,736,253	5,762,807
General and administrative	1,430,332	1,263,137	3,809,495	2,529,797
Total Costs and Expenses	7,485,486	5,756,865	15,759,954	11,308,991

LOSS FROM OPERATIONS	(7,424,955)	(5,691,702)	(15,735,311)	(11,112,116)

OTHER INCOME (EXPENSE)
Interest income	377,533	369,804	644,146	481,892
Government grant income	34,814	248,373	34,814	658,546
Foreign currency exchange (loss) gain	(683,434)	1,285,261	(281,024)	1,159,493
Interest expense	-	(712)	-	(4,170)
Change in fair value of convertible notes (related party)	89,900	(3,590,600)	(8,172,700)	(3,895,000)
Change in fair value of option liabilities	199,536	(182,298)	(1,129,019)	(158,267)
Change in fair value of derivative asset	(56,243)	-	(56,243)	-
Change in fair value of warrant liabilities	96,398	(226,249)	(428,125)	(261,932)
Other expense	(15,310)	(7,199)	(15,310)	(9,799)
Total Other Income (Expense)	43,194	(2,103,620)	(9,403,461)	(2,029,237)

NET LOSS	$(7,381,761)	$(7,795,322)	$(25,138,772)	$(13,141,353)

NET LOSS PER SHARE:
Basic	$(0.02)	$(0.02)	$(0.08)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	340,251,459	320,381,058	330,652,571	296,574,416
Diluted	344,664,661	320,381,058	330,652,571	296,574,416

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMRICOR MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Six Months Ended June 30, 2026
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balances at December 31, 2025	320,947,028	$32,096	$179,089,487	$(167,598,279)	$11,523,304
Stock-based compensation expense	-	-	954,062	-	954,062
Net loss	-	-	-	(17,757,011)	(17,757,011)
Balances at March 31, 2026	320,947,028	$32,096	$180,043,549	$(185,355,290)	$(5,279,645)
Stock-based compensation expense	-	-	144,142	-	144,142
Issuance of common stock and restricted stock, net of fees	32,543,930	3,254	41,580,851	-	41,584,105
Net loss	-	-	-	(7,381,761)	(7,381,761)
Balances at June 30, 2026	353,490,958	$35,350	$221,768,542	$(192,737,051)	$29,066,841

	Three and Six Months Ended June 30, 2025
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balances at December 31, 2024	270,175,766	$27,018	$134,875,666	$(142,279,717)	$(7,377,033)
Stock-based compensation expense	-	-	126,067	-	126,067
Issuance of common stock and restricted stock, net of fees	49,645,391	4,965	42,824,922	-	42,829,887
Exercise of options, net of fees	503,935	50	485,353	-	485,403
Net loss	-	-	-	(5,346,031)	(5,346,031)
Balances at March 31, 2025	320,325,092	$32,033	$178,312,008	$(147,625,748)	$30,718,293
Stock-based compensation expense	-	-	160,728	-	160,728
Issuance of common stock and restricted stock, net of fees	121,260	12	(3,728)	-	(3,716)
Net loss	-	-	-	(7,795,322)	(7,795,322)
Balances at June 30, 2025	320,446,352	$32,045	$178,469,008	$(155,421,070)	$23,079,983

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMRICOR MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,138,772)	$(13,141,353)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	323,868	361,674
Stock-based compensation expense	1,098,204	286,795
Loss on disposal of property and equipment	-	1,438
Change in inventory reserves	269,566	214,719
Amortization of right-of-use assets	116,737	92,791
Foreign currency exchange loss (gain)	281,024	(1,159,493)
Change in fair value of convertible notes (related party)	8,172,700	3,895,000
Change in fair value of option liabilities	1,129,019	158,267
Change in fair value of derivative asset	56,243	-
Change in fair value of warrant liabilities	428,125	261,932
Changes in assets and liabilities
Accounts receivable	(11,856)	93,266
Inventories	(1,232,167)	(32,948)
Prepaid expenses and other assets	184,094	233,382
Accounts payable and other liabilities	484,261	4,581
Accrued expenses	(33,425)	(235,893)
Lease liabilities	(156,023)	(127,585)
Contract liabilities	(3,656)	(25,237)
Net Cash Flows used in Operating Activities	(14,032,058)	(9,118,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(601,253)	(236,685)
Purchases of marketable securities	(9,894,052)	-
Proceeds from maturity of marketable securities	24,249,439	-
Net Cash Flows provided by (used in) Investing Activities	13,754,134	(236,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and restricted stock	43,422,613	44,139,201
Issuance costs of common stock and restricted stock	(1,838,508)	(1,313,031)
Proceeds from exercise of options, net of expenses	-	192,260
Payments on financing obligation	-	(209,137)
Net Cash Flows provided by Financing Activities	41,584,105	42,809,293

Net change in cash and cash equivalents	41,306,181	33,453,944
Cash and cash equivalents - beginning of period	19,502,348	15,707,739
Effect of foreign currency exchange rate changes on cash and cash equivalents	(269,382)	1,182,054
Cash and cash equivalents - end of period	$60,539,147	$50,343,737

Supplemental cash flow disclosure
Cash paid for interest	$-	$4,170
Noncash investing and financing activities
Transfer from inventory to property and equipment	$62,892	$-
Property and equipment included in accounts payable	$214,517	$1,184
Operating lease right-of-use assets in exchange for operating lease liability	$43,303	$30,128
Fair value adjustment for liability-classified options and warrants exercised	$-	$293,143

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMRICOR MEDICAL SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Imricor Medical Systems, Inc. is a U.S.-based medical device company that, along with its wholly-owned subsidiary incorporated in the Netherlands, Imricor B.V. (together, “Imricor” and the “Company”), seeks to address the current issues with traditional x-ray-guided ablation procedures through the development of magnetic resonance ("MR") imaging guided technology. Incorporated in the State of Delaware in 2006, the Company’s principal focus is the design, manufacturing, sale, and distribution of MR-compatible products for use in interventional cardiac magnetic resonance (“iCMR”) guided ablation procedures. Imricor’s technology utilizes an intellectual property (“IP”) portfolio that includes technology developed in-house, as well as IP originating from Johns Hopkins University, Koninklijke Philips N.V., and livetec Ingenieurbuero, GmbH. The Company is headquartered in Burnsville, Minnesota, where it has development and manufacturing facilities.

The Company has prepared the accompanying unaudited condensed consolidated financial statements and notes in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary to fairly present the Company’s unaudited condensed consolidated interim financial information. The accompanying unaudited condensed consolidated balance sheet at  December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended  December 31, 2025, as included in the Company's Registration Statement on Form 10-12G filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, as amended by Amendment No. 1, filed on April 24, 2026, and Amendment No. 2, filed on May 15, 2026, and effective as of May 18, 2026.

The unaudited condensed consolidated financial statements and notes include the accounts of Imricor Medical Systems, Inc. and its wholly-owned subsidiary, Imricor B.V. All intercompany transactions and balances have been eliminated in consolidation.

The Company’s unaudited condensed consolidated financial statements and notes are presented in United States dollars, unless otherwise noted, which is also the functional currency.

Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of funds in depository accounts, money market funds, and time deposits. The Company considers cash invested in highly liquid financial instruments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company holds cash with high quality financial institutions and, at times, such balances are in excess of federal insurance limits.

Cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents
Cash	$5,665,948	$1,637,496
Money market funds	40,794,601	7,472,940
Time deposits	14,078,598	10,391,912
Total cash and cash equivalents	$60,539,147	$19,502,348

Marketable Securities

The Company’s marketable securities consist of investments in U.S. Treasury bills with original maturities greater than three months from the date of purchase. These securities are classified as held-to-maturity debt securities because the Company has the positive intent and ability to hold them to maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for any allowance for credit losses, with securities having remaining maturities of less than one year classified as current on the unaudited condensed consolidated balance sheets.

The Company evaluates held-to-maturity securities for expected credit losses using a qualitative assessment methodology. As of  June 30, 2026 and  December 31, 2025, no allowance for credit losses was required. U.S. Treasury bills are backed by the full faith and credit of the U.S. government and are considered to have minimal credit risk.

The Company excludes accrued interest from the amortized cost basis of held-to-maturity debt securities. Accrued interest totaled $59,111 and $117,949 as of  June 30, 2026 and  December 31, 2025, respectively. Accrued interest is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company recognizes interest income through accretion of the discount from the purchase price to par value over the holding period. Discount accretion is recognized in interest income on the unaudited condensed consolidated statements of operations.

The following tables summarize the gross unrealized gains and losses related to the Company’s held-to-maturity marketable securities:

	As of June 30, 2026
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(losses)	Fair Value
Marketable securities
U.S. Treasury bills	$6,922,222	$56,550	$-	$6,978,772
Total marketable securities	$6,922,222	$56,550	$-	$6,978,772

	As of December 31, 2025
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(losses)	Fair Value
Marketable securities
U.S. Treasury bills	$21,277,609	$98,006	$-	$21,375,615
Total marketable securities	$21,277,609	$98,006	$-	$21,375,615

Fair value is measured using Level 2 inputs (prices for similar assets or liabilities that are directly or indirectly observable in the marketplace). All held-to-maturity U.S. Treasury bills had remaining maturities of less than one year as of  June 30, 2026. Purchases and maturities of held-to-maturity securities are presented within cash flows from investing activities on the unaudited condensed consolidated statements of cash flows.

Accounts Receivable and Customer Concentrations

Accounts receivable are unsecured, are recorded net of amounts expected for credit losses, and do not bear interest except if a revenue transaction has a significant financing component. The Company reviews the allowance for credit losses by considering factors such as historical experience and current economic conditions that may affect a customer’s ability to pay as of the balance sheet date. For current accounts receivable arising from revenue transactions, the Company assumes these factors do not change over the remaining life of the accounts receivable. Payment is generally due 30 days from the invoice date. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any significant write-offs or significant deterioration of its accounts receivable aging, and therefore, no allowance for credit losses was considered necessary as of  June 30, 2026 or  December 31, 2025.

As of  June 30, 2026 and  December 31, 2025, the Company had total current and long-term accounts receivable of $350,288 and $336,539, respectively, of which $95,673 was included in long-term accounts receivable as of both  June 30, 2026 and  December 31, 2025. Accounts receivable includes unbilled receivables of $45,757 as of both  June 30, 2026 and  December 31, 2025, which represents the current portion of minimum royalties due to the Company within the next 12 months from the respective balance sheet date. The long-term accounts receivable relates to minimum royalties due to the Company beyond 12 months from the respective balance sheet date.

The following table sets forth information related to accounts receivable for the six months ended  June 30:

	Six Months Ended June 30,
	2026	2025

Balance at January 1	$336,539	$486,772
Decrease from accounts receivable collected	(39,995)	(149,102)
Increase for accounts receivable not yet collected	53,744	58,485
Balance at June 30	$350,288	$396,155

During the six months ended June 30, 2026, the Company had sales to 4 customers that individually accounted for 46%, 16%, 13%, and 10% of sales recognized for the period. During the six months ended June 30, 2025, the Company had sales to 2 customers that individually accounted for 53% and 32% of sales recognized for the period. As of  June 30, 2026, the Company had accounts receivable from 3 customers that represented 61%, 18%, and 13% of the accounts receivable balance, compared to 3 customers that represented 65%, 19%, and 15% of the accounts receivable balance as of  December 31, 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on the first-in, first-out (“FIFO”) method. The establishment of allowances for excess and obsolete inventories is based on historical usage and estimated exposure on specific inventory items. Inventories consisted of the following:

	June 30,	December 31,
	2026	2025

Inventories - Current Portion
Raw materials	$298,834	$292,566
Work in process	211,260	103,215
Finished goods	835,662	700,284
Total Inventories - Current Portion	1,345,756	1,096,065
Inventories - Long-term
Raw materials	512,565	415,383
Finished goods	552,836	-
Total Inventories - Long-term	1,065,401	415,383
Total Inventories	$2,411,157	$1,511,448

Raw materials include components used to manufacture the Company’s capital equipment and consumable products. Long-term inventories represent raw materials and finished goods that the Company does not expect to consume in production or sell within twelve months. The inventories currently classified as long-term are not subject to expiration.

The Company utilizes significant estimates in determining the realizable value of its inventories, including the future revenue forecasts that will result in product sales. These estimates have a corresponding impact on the inventory values recorded as of  June 30, 2026 and  December 31, 2025. Management continually evaluates the likelihood of future sales based on current economic conditions, expiration timing of products, and product design changes prior to sale of product on hand. If actual conditions are less favorable than those the Company has projected, it may need to increase its reserves for excess and obsolete inventories. Any increases in the Company’s reserves will adversely impact its results of operations. The establishment of a reserve for excess and obsolete inventories establishes a new cost basis in the inventory. Future sales of inventory on hand at  June 30, 2026 will result in recognition of cost of sales based on initial inventory costs, net of reserves taken for expected realization values. For the three months ended  June 30, 2026 and 2025, the Company recorded inventory reserve expense of $213,758 and $214,719, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded inventory reserve expense of $269,566 and $214,719, respectively.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or life of the lease.

The standard estimated useful lives of property and equipment are as follows:

Office furniture and equipment (years)	5
Lab and production equipment (years)	5
Computer equipment (years)	3 - 5
MR scanner (years)	7
Leasehold improvements	Lesser of useful life or remaining lease term

The Company reviews property and equipment and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the impairment tests indicate that the carrying value of the asset, or asset group, is greater than the expected undiscounted cash flows to be generated by such asset or asset group, further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the carrying value of the asset or asset group exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or asset groups, or by discounting estimated future cash flows from such assets or asset groups using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets or asset groups, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell. To date, the Company has not recognized any impairment loss for property and equipment and ROU assets.

Leases

At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. Leases with a term greater than 12 months are recognized on the unaudited condensed consolidated balance sheets as ROU assets and corresponding current and non-current lease liabilities. Amounts expected to be paid within 12 months are classified as current lease liabilities, with the remainder classified as non-current lease liabilities. The Company has elected not to recognize leases with terms of 12 months or less on the unaudited condensed consolidated balance sheets. Lease payments for short-term leases are recognized as an expense on a straight-line basis over the lease term. The Company includes lease option extensions in the assessment of the lease arrangement when it is reasonably certain the option will be exercised.

ROU assets and the corresponding lease liabilities are recorded based on the present value of lease payments to be made over the lease term. The discount rate used to calculate the present value is the rate implicit in the lease, or if not readily determinable, the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as initial direct costs or incentives received. See Note 5 for additional disclosure on leases.

For all asset classes of its leases, the Company has elected to account for the lease and non-lease components together for all classes of underlying assets.

Research and Development Costs

The Company expenses research and development costs as incurred.

Other Assets

Other assets on the unaudited condensed consolidated balance sheets include security deposits related to the Company’s operating leases, an equity investment, and a derivative asset. Other assets consisted of the following:

	June 30,	December 31,
	2026	2025

Security deposit	$41,097	$60,488
Equity investment	69,560	69,560
Derivative asset	-	56,243
	$110,657	$186,291

The equity investment of $69,560 is held at cost. There have been no impairment losses or observable price changes recognized for the six months ended June 30, 2026 and 2025.

Patents

Expenditures for patent costs are charged to operations as incurred.

Income Taxes

Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent the realization of the related deferred tax asset is not assured.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the unaudited condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, after taking into consideration the exercise and issuance of all potential common stock equivalents in computing the weighted-average number of common shares outstanding, unless their effect is anti-dilutive. Potentially dilutive securities include stock options and warrants, which are evaluated using the treasury stock method, and convertible notes, which are evaluated using the if-converted method.

The following table presents the computation of basic and diluted net loss per share for the three and six months ended  June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss for basic calculation	$(7,381,761)	$(7,795,322)	$(25,138,772)	$(13,141,353)
Adjustments for change in fair value of
option and warrant liabilities	(295,934)	-	-	-
Net loss for diluted calculation	$(7,677,695)	$(7,795,322)	$(25,138,772)	$(13,141,353)

Weighted-average shares outstanding — basic	340,251,459	320,381,058	330,652,571	296,574,416
Effect of dilutive securities:
Stock options	3,394,385	-	-	-
Warrants	1,018,816	-	-	-
Weighted-average shares outstanding — diluted	344,664,661	320,381,058	330,652,571	296,574,416
Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.08)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.04)

The following table presents potentially dilutive securities that were excluded from the calculation of diluted net loss per share for the three and six months ended  June 30 because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Exercise of stock options	35,936,577	39,331,086	40,988,116	39,331,086
Conversion of convertible notes (related party)	26,020,693	23,570,817	26,020,693	23,570,817
Exercise of warrants	3,115,590	5,216,158	5,216,158	5,216,158
Total	65,072,860	68,118,061	72,224,967	68,118,061

Foreign Currency Exchange (Losses) Gains

As of  June 30, 2026 and  December 31, 2025, the Company had cash accounts denominated in Euros and Australian dollars, accounts payable that are denominated in Euros and Australian dollars, lease liabilities denominated in Euros, and accounts receivable denominated in Euros and Hungarian forint. These assets and liabilities have been remeasured into U.S. dollars at period-end exchange rates. Foreign currency exchange (loss) gain of $(683,434) and $1,285,261 for the three months ended  June 30, 2026 and 2025, respectively, and $(281,024) and $1,159,493 for the six months ended June 30, 2026 and 2025, respectively, are included on the unaudited condensed consolidated statements of operations within other income (expense).

Revenue Recognition

In order for an arrangement to be considered a contract, it must be probable that the Company will collect the consideration to which it is entitled for goods or services to be transferred. The Company then assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract.

The Company determines the transaction price based on the amount of consideration the Company expects to receive for providing the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both.

At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company’s product revenue is derived from sales of both capital equipment and single use consumables used in iCMR-guided cardiac ablation procedures. Capital equipment includes the Company’s systems such as the Advantage-MR EP Recorder/Stimulator System and NorthStar Mapping System as well as related third party equipment, while consumables primarily comprise the Company’s catheters, including the Vision-MR Ablation Catheter and Vision-MR Diagnostic Catheter, and related accessories.

For equipment and consumable product sales that contain a single performance obligation, the Company recognizes revenue when control is transferred to the customer. This occurs at a point in time when title to the goods and risk of loss transfers. The transaction price is based on invoice price, net of any variable consideration.

When accounting for a contract that contains multiple performance obligations, the Company must develop judgmental assumptions to determine the estimated standalone selling price (“SSP”) for each performance obligation identified in the contract. The Company utilizes the observable SSP when available, which represents the price charged for the promised product or service when sold separately. When the SSP for the Company’s products or services are not directly observable, the Company determines the SSP using relevant information available and applies suitable estimation methods including, but not limited to, the cost-plus margin approach. The Company then allocates the transaction price to each performance obligation based on the relative SSP and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied.

Revenue from service contracts is recognized over the contract period on a straight-line basis, as the customer benefits from the services throughout the service contract period.

Revenue is derived from both domestic and foreign countries. Sales tax and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Product sales include shipment and handling fees charged to customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

As of  June 30, 2026, $129,794 of a contract’s transaction price was allocated to an unsatisfied performance obligation. The Company expects to recognize the revenue related to this performance obligation during 2027.

Royalties

On June 1, 2012, the Company licensed certain intellectual property to a customer which included a royalty of 3% of product sales, subject to a minimum of $50,000 per year through 2028. The minimum guaranteed royalties were recognized upon the execution of the license agreement as these proceeds were not variable consideration. The remaining minimum royalty payments to be received, less the portion which represents future interest expected to be received within 12 months is included in Accounts receivable and the amounts expected to be received in future periods beyond 12 months are included in Accounts receivable, long term. Any royalties received in the future which are more than the minimum guaranteed royalty will be recognized when they are earned.

Contract Liabilities

In 2013, the Company licensed certain intellectual property to a customer in exchange for an upfront non-refundable license fee and milestone payments, which can total up to $7,000,000. The Company collected $6,000,000 of these milestone payments, including the non-refundable license fee, on or before October 2016. A total of $373,333 of this amount is deferred as of  June 30, 2026 and  December 31, 2025. The customer sold the portion of the business which held this license in May 2018, and the license has been assigned to the purchaser. The project is still on hold with no plans to work on final development during the next 12 months, and therefore, the contract liability is included in long-term liabilities on the unaudited condensed consolidated balance sheets as of  June 30, 2026 and  December 31, 2025.

The Company invoices its customers for product revenue based on the billing schedules in its sales arrangements. Service contracts are billed in advance, prior to the services having been performed, and the associated deferred revenue is recognized over the term of the service contract period.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as contract liabilities on the unaudited condensed consolidated balance sheets, with the contract liabilities to be recognized beyond one year being classified as non-current contract liabilities. As of  June 30, 2026 and  December 31, 2025, the Company had total current and long-term contract liabilities of $1,116,132 and $1,119,788, respectively, of which $1,085,753 was included in long-term liabilities as of  June 30, 2026 and  December 31, 2025. As of  June 30, 2026, the Company expects to recognize the balance included in long-term liabilities at an indeterminable time because a portion of the balance relates to milestone payments for a project that is currently on hold, as discussed above, while recognition of the remaining balance is contingent upon obtaining certain regulatory approvals. The decrease in contract liabilities is due to recognition of revenue for completion of performance obligations that were included in contract liabilities at the beginning of the period.

The following table sets forth information related to the contract liabilities for the six months ended June 30:

	Six Months Ended June 30,
	2026	2025

Balance at January 1	$1,119,788	$1,158,052
Decrease from revenue recognized for completion of performance obligations that were included in contract liabilities at the beginning of the period included in:
Service revenue	(22,501)	(28,396)
Increase for revenue deferred as the performance obligation has not been satisfied related to:
Product revenue	3,324	-
Service revenue	15,521	3,159
Balance at June 30	$1,116,132	$1,132,815

Derivative Asset, Option Liabilities, and Warrant Liabilities

The Capital Commitment Agreement (“Agreement”) with GEM Global Yield LLC SCS (“GGY”) (discussed further in Note 8) meets the definition of a derivative and was recorded upon issuance within other assets on the unaudited condensed consolidated balance sheets at fair value. The derivative asset is revalued at each balance sheet date, with changes in fair value recorded on the unaudited condensed consolidated statements of operations as other income (expense). The Company estimates the fair value of the asset using the Monte Carlo Simulation model.

Also, in connection with the Agreement with GGY, the Company issued 5,700,000 options which were determined to qualify as liabilities in accordance with Accounting Standards Codification (“ASC”) 480-10, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging. Additionally, the Company issued warrants in connection with the equity raises in August and October 2023 (Note 9), where 2,100,568 warrants were determined to qualify as liabilities due to the exercise price being denominated in a currency other than the Company’s functional currency. The result of this accounting treatment is that the options and warrants are recorded upon issuance as liabilities on the unaudited condensed consolidated balance sheets at fair value and are revalued at each balance sheet date, with the change in fair value recorded on the unaudited condensed consolidated statements of operations as other income (expense). The Company estimates the fair value of the liabilities using the Black-Scholes pricing model.

See Notes 8 and 9 for further details and assumptions used in the Black-Scholes pricing model and Monte Carlo Simulation model.

Stock-Based Compensation

The Company measures and records compensation expense using the applicable accounting guidance for share-based payments related to equity awards granted to directors and employees. The fair value of stock options, including performance awards, without a market condition is estimated at the date of grant, using the Black-Scholes option-pricing model. The fair value of stock options with a market condition is estimated at the date of grant using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate, and dividend yield.

The Company’s policy is to account for forfeitures as they occur and compensation expense is recognized on a straight-line basis over the vesting period for awards with service and market conditions; for awards with performance conditions, expense is recognized over the requisite service period for awards for which the performance condition is considered probable of being achieved. Compensation expense is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed.

See Note 9 for further details and assumptions used in the Black-Scholes pricing model.

Fair Value Measurement

ASC 820, Fair Value Measurements, (“ASC 820”) provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.
Level 3:

Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, based on the fair value hierarchy:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Current Liabilities
Current portion of convertible notes (related party)	$-	$-	$33,186,900	$33,186,900
Option liabilities	$-	$-	$4,286,736	$4,286,736
Total Current Liabilities	$-	$-	$37,473,636	$37,473,636
Long-term Liabilities
Warrant liabilities	$-	$-	$2,256,802	$2,256,802
Total Long-term Liabilities	$-	$-	$2,256,802	$2,256,802

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Other Assets
Derivative asset	$-	$-	$56,243	$56,243
Total Other Assets	$-	$-	$56,243	$56,243
Current Liabilities
Current portion of convertible notes (related party)	$-	$-	$11,745,700	$11,745,700
Option liabilities	$-	$-	$3,157,717	$3,157,717
Total Current Liabilities	$-	$-	$14,903,417	$14,903,417
Long-term Liabilities
Convertible notes, net of current portion (related party)	$-	$-	$13,268,500	$13,268,500
Warrant liabilities	$-	$-	$1,828,677	$1,828,677
Total Long-term Liabilities	$-	$-	$15,097,177	$15,097,177

The convertible notes (related party) (Note 7), the derivative asset and option liabilities (Note 8), and the warrant liabilities (Note 9) are recognized at fair value on a recurring basis at  June 30, 2026 and  December 31, 2025, and are all classified as Level 3. There have been no transfers between levels. The Company estimates the fair value of the asset or liabilities using the Monte Carlo Simulation model or Black-Scholes pricing model.

See Notes 7, 8, and 9 for further details and assumptions used in the respective pricing model.

As of  June 30, 2026 and  December 31, 2025, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Bioscience Innovation Grant

In August 2023, the Company received a $1,158,000 grant from the North Dakota Department of Agriculture as part of the department’s Bioscience Innovation Grant (“BIG") program. The grant money is obtained by submitting requests for reimbursement of specific expenses incurred to support the remaining approval process of the Company’s products in the US.

The Company has elected to account for the reimbursement as a government grant. U.S. GAAP does not currently include grant accounting guidance that is in effect related to transfers of assets from governments to business entities, therefore, the Company has elected to follow the grant accounting model in International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company cannot recognize any income from the grant until there is reasonable assurance (similar to the “probable” threshold in U.S. GAAP) that any conditions attached to the grant will be met and that the grant will be received. Once it is reasonably assured that the grant conditions will be met and that the grant will be received, grant income is recorded on a systematic basis over the periods in which the Company incurred the reimbursable expenses for which the grant is intended to compensate. Income from the grant can be presented as either other income or as a reduction in the expenses for which the grant was intended to compensate.

The grant program ended on June 30, 2025. Income of $248,373 for the three months ended June 30, 2025, and $658,546 for the six months ended June 30, 2025, was included in government grant income on the unaudited condensed consolidated statements of operations.

The Dutch Research and Development Act Grant

In March 2026, the Company received a $34,814 grant from the Dutch Research and Development Act ("WBSO"). The WBSO provides compensation for a part of research and development wages and other costs through a reduction in payroll taxes.

The Company has elected to account for the reimbursement as a government grant. U.S. GAAP does not currently include grant accounting guidance that is in effect related to transfers of assets from governments to business entities, therefore, the Company has elected to follow the grant accounting model in International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company cannot recognize any income from the grant until there is reasonable assurance (similar to the “probable” threshold in U.S. GAAP) that any conditions attached to the grant will be met and that the grant will be received. Once it is reasonably assured that the grant conditions will be met and that the grant will be received, grant income is recorded on a systematic basis over the periods in which the Company incurred the reimbursable expenses for which the grant is intended to compensate. Income from the grant can be presented as either other income or as a reduction in the expenses for which the grant was intended to compensate.

Income of $34,814 was included in government grant income on the unaudited condensed statements of operations for the three and six months ended June 30, 2026.

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s unaudited condensed consolidated financial statements and related notes.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for entities estimated expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606. The practical expedient permits an entity to assume current conditions as of the balance sheet date that do not change for the remaining life of the current accounts receivable and current contract assets. The Company adopted this standard as of January 1, 2026, on a prospective basis and elected the practical expedient for all in scope current trade receivables and current contract assets. Adoption of the ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20), which amends ASC 470-20 to clarify the circumstances in which an entity is required to account for a settlement of a debt instrument as an induced conversion. The Company adopted this standard as of January 1, 2026, prospectively. Adoption of the ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The amendment requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the potential impact of adopting this new guidance on our unaudited condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes recognition, measurement, and presentation guidance for government grants received by business entities, distinguishing between grants related to assets and grants related to income. The guidance requires a government grant to be recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received. The standard is effective for fiscal years beginning after December 15, 2028, for public business entities, and after December 15, 2029, for all other entities, with early adoption permitted. The Company is currently assessing the potential impact of adopting this new guidance on our interim unaudited condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270, resulting in a consolidated list of all interim disclosures required by U.S. GAAP. The amendments include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim periods within fiscal years beginning after December 15, 2027, for public business entities, and after December 15, 2028, for all other entities, with early adoption permitted. The Company is currently assessing the potential impact of adopting this new guidance on our interim unaudited condensed consolidated financial statements and related disclosures.

Note 2 – Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

At each reporting period, the Company evaluates whether conditions or events raise substantial doubt about its ability to continue as a going concern for one year after the date that the financial statements are available to be issued. In performing this evaluation, management considers the Company’s current financial condition, results of operations, cash flows, contractual obligations, and its ability to obtain additional financing if needed.

For the six months ended June 30, 2026, the Company incurred net losses of $25,138,772, and cash used for operating activities was $14,032,058. As of  June 30, 2026, the Company had working capital of $29,105,091. Current liabilities include the current portions of the Company’s convertible notes (related party) and option liabilities, which are recorded at fair value in accordance with ASC 825 and ASC 815, respectively, and their carrying amounts may differ significantly from the contractual principal and interest or other cash obligations associated with settling these instruments. See Note 7 for disclosure of the contractual principal and interest outstanding on the Company’s convertible notes (related party) as of  June 30, 2026.

Management has evaluated the principal conditions affecting the Company’s liquidity, including recurring operating losses, cash used for operating activities, and contractual obligations due within the next 12 months. Based on this evaluation management has concluded that the Company has sufficient liquidity to fund its operations and meet its obligations as they become due for at least the 12-month period following the date the unaudited condensed consolidated financial statements are available to be issued.

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025

Compensation	$530,572	$917,553
Other accruals	1,055,957	702,401
	$1,586,529	$1,619,954

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025

Office furniture and equipment	$680,168	$329,106
Lab and production equipment	3,029,386	2,563,189
Computer equipment	362,738	303,145
MR scanner	1,200,000	1,200,000
Leasehold improvements	1,641,837	1,641,837
	6,914,129	6,037,277
Less: accumulated depreciation and amortization	(4,822,685)	(4,498,817)
	$2,091,444	$1,538,460

Depreciation and amortization expense was $149,358 and $178,313 for the three months ended  June 30, 2026 and 2025, respectively. Depreciation and amortization expense was $323,868 and $361,674 for the six months ended June 30, 2026 and 2025, respectively.

Note 5 – Leases

Operating Leases

As of  June 30, 2026, remaining maturities of the Company’s operating lease liabilities are as follows for the years ended December 31:

2026 (remaining)	$191,606
2027	263,764
2028	207,952
2029	182,569
2030	75,228
Total lease payments	921,119
Less: interest	(85,409)
Present value of lease liabilities	835,710
Less: current portion	(311,678)
Operating lease liability, net of current portion	$524,032

The cost components of the Company’s operating leases were as follows for the three and six months ended  June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating lease cost	$79,625	$69,999	$157,287	$132,029
Variable lease cost	42,097	42,709	83,826	88,051
	$121,722	$112,708	$241,113	$220,080

Note 6 – Commitments and Contingencies

Vendor concentration

The Company’s products include components that are manufactured and supplied by third parties. Certain components and products that meet the Company’s requirements are available only from a single supplier or a limited number of suppliers. This concentration creates potential for disruptions, which may include issues with availability of product components and pricing. Shortages of product components, quality control problems, production capacity constraints, or delays by suppliers could negatively affect the Company’s ability to meet its production goals, which in turn could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company believes that it will be able to source alternative suppliers or materials if required to do so.

At  June 30, 2026, the Company had accounts payable to a vendor that accounted for 32% of the total outstanding balance. For the year ended  December 31, 2025, the Company had accounts payable to two vendors that each accounted for 12% of the total outstanding balance.

Purchase Commitments

At  June 30, 2026 and  December 31, 2025, the Company had $625,110 and $218,912, respectively, in outstanding firm purchase commitments for raw materials inventory and prototype components used in research and development activities. As of  June 30, 2026, payment of the purchase commitments is expected to be made within one year. During the six months ended June 30, 2026 and 2025, the Company purchased $87,740 and $137,101, respectively, under firm purchase commitments outstanding at the beginning of the respective year.

Retirement Plan

The Company maintains retirement plans for its employees in which eligible employees can contribute a percentage of their compensation. During the three months ended  June 30, 2026 and 2025, the Company contributed $117,204 and $70,044 to these plans, respectively. During the six months ended June 30, 2026 and 2025, the Company contributed $246,996 and $171,331 to these plans, respectively.

Employment Agreements

The Company has employment agreements with the CEO and certain senior executives of the Company. The agreements require severance of twelve and six months, respectively, of current annual salary and medical insurance in the event employment is terminated without cause.

Note 7 – Convertible Notes with Warrants (related party)

On December 16, 2022, the Company entered into a Securities Purchase Agreement with K.A.H.R. Foundation, a beneficial owner of more than 5% of the Company’s common stock as of the agreement date (see Note 12), for the issuance of unsecured, unquoted convertible promissory notes, to be issued in two tranches, to raise a maximum aggregate amount of $5,000,000.

The first tranche was issued on December 23, 2022. The Company received $2,325,000 in gross proceeds from the issuance of the convertible note. The convertible note bears interest of 10% per annum, compounded annually. The interest accrued during the three months ended  June 30, 2026 and 2025 was $77,152 and $70,139, respectively. The interest accrued during the six months ended June 30, 2026 and 2025 was $153,457 and $139,506, respectively. As of  June 30, 2026 and  December 31, 2025, cumulative accrued interest on the first tranche totaled $929,815 and $776,358, respectively, and the entire principal balance of $2,325,000 remained outstanding at both dates. All or a portion of the principal is convertible into CHESS Depositary Interests (“CDIs”, as described further in Note 9) at a price of $0.2691 per share at the election of the holder following the 36 month anniversary of the closing date. All or a portion of accrued and unpaid interest is convertible into CDIs at a price of $0.2563 per share at the election of the holder during the same time frame. Accrued interest on the convertible notes is included in the fair value of the convertible notes (related party) on the unaudited condensed consolidated balance sheets. The maximum number of CDIs to be issued upon conversion of the principal amount and interest is no more than 12,849,949 CDIs. As of  June 30, 2026, 12,267,749 CDIs would be issued if the principal and accrued interest were converted.

The second tranche was issued on March 28, 2023. The Company received $2,675,000 of gross proceeds from the issuance of the convertible note. The second tranche is subject to the same terms as the first tranche. The interest accrued during the three months ended  June 30, 2026 and 2025 was $88,767 and $80,697, respectively. The interest accrued during the six months ended June 30, 2026 and 2025 was $168,843 and $153,494, respectively. As of  June 30, 2026 and  December 31, 2025, cumulative accrued interest on the second tranche totaled $977,118 and $808,275, respectively, and the entire principal balance of $2,675,000 remained outstanding at both dates. The maximum number of CDIs to be issued upon conversion of the principal and interest is no more than 14,784,350 CDIs. As of  June 30, 2026, 13,752,944 CDIs would be issued if the principal and accrued interest were converted.

The maturity date on the notes is the earliest occurrence of (i) a change-in-control event, at which time the Company would be required to pay the holder the greater of 125% of the then outstanding balance plus accrued and unpaid interest or the amount the holder would receive if the principal and accrued and unpaid interest had been converted to CDIs at a conversion price equal to the variable weighted average price (“VWAP”) of the CDIs for the 10 day period ending on the change-in-control event date; or (ii) the four year anniversary of the closing date of each tranche.

On March 28, 2023 and December 23, 2022, pursuant to the Securities Purchase Agreement, the Company issued warrants exercisable for 1,043,699 and 907,141 CDIs, respectively, with an exercise price of $0.2563 per share. The warrants expire five years after the dates of issuance.

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging ("ASC 815"). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes because the notes contain conversion and settlement features and management believes that measuring the entire instrument at fair value provides more relevant information about the current value of the obligation and changes in that value over time. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash item in the change in fair value of convertible notes (related party) on the unaudited condensed consolidated statements of operations.

The convertible notes (related party) were recorded as a liability on the unaudited condensed consolidated balance sheets at the dates of issuance. The following tables provide a summary of change in fair value of the two tranches of the convertible notes (related party) for the six months ended June 30:

	Total	Tranche 1	Tranche 2

Fair value at December 31, 2025	$25,014,200	$11,745,700	$13,268,500
Fair value change in convertible notes (related party)	8,262,600	3,883,500	4,379,100
Fair value at March 31, 2026	33,276,800	15,629,200	17,647,600
Fair value change in convertible notes (related party)	(89,900)	(18,700)	(71,200)
Fair value at June 30, 2026	$33,186,900	$15,610,500	$17,576,400

	Total	Tranche 1	Tranche 2

Fair value at December 31, 2024	$19,869,700	$9,269,900	$10,599,800
Fair value change in convertible notes (related party)	304,400	145,900	158,500
Fair value at March 31, 2025	20,174,100	9,415,800	10,758,300
Fair value change in convertible notes (related party)	3,590,600	1,712,400	1,878,200
Fair value at June 30, 2025	$23,764,700	$11,128,200	$12,636,500

As of  June 30, 2026, the Company had total convertible notes (related party) of $33,186,900, all of which was classified as current liabilities on the unaudited condensed consolidated balance sheets. As of  December 31, 2025, the Company had total convertible notes (related party) of $25,014,200 of which $13,268,500 was classified as long-term liabilities on the unaudited condensed consolidated balance sheets.

The fair value of the convertible notes is measured in accordance with ASC 820 using the “Monte Carlo Method” modeling incorporating the following inputs:

	June 30,	December 31,
	2026	2025

Expected dividend yield	0%	0%
Expected stock-price volatility	48.6 - 55.4%	66.0 - 72.1%
Risk-free interest rate	3.92%	3.42 - 3.43%
Stock price	$1.2760	$1.0210
Conversion price	$0.2563 - 0.2691	$0.2563 - 0.2691

Significant assumptions used to determine the fair value of the convertible note include the estimated probability of a change in control event, which is based on management’s expectation of future transactions; the volatility of the stock price, which is estimated based on the Company’s own historical volatility; and the credit spread, which is based on the Company's estimate of its credit rating derived from the Company's financial condition and market yields for similar instruments issued by companies with comparable credit ratings.

The Company evaluated the warrants under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The warrants do not meet the characteristics for liability classification under either provision and as such are classified as equity under ASC 815. Given that the convertible notes were subject to fair value remeasurement, the fair value of the convertible notes was carved out from gross proceeds and the remainder of the gross proceeds of the first and second tranches of $127,900 and $541,200, respectively, was allocated to warrants. The warrants were recorded as Additional paid-in capital on the unaudited condensed consolidated balance sheets at the dates of issuance. No subsequent remeasurement of the warrants is required.

Note 8 – Capital Commitments

On July 6, 2023, the Company entered into a Capital Commitment Agreement (“Agreement”) with GEM Global Yield LLC SCS (“GGY”), under the terms of which GGY has agreed to provide the Company with up to $30 million Australian dollars through a Security Subscription Facility (the “Facility”) over a 3-year term. The Agreement allows the Company to draw down funds during the 3-year term by giving GGY 15 Australian Securities Exchange (“ASX”) trading days’ notice to subscribe for CDIs, subject to share lending arrangement(s) being in place. The number of CDIs which GGY may subscribe for is capped at 700% of the average daily number of CDIs traded on the ASX during the 15 trading days prior to the relevant drawdown notice, subject to certain adjustments. The subscription price of the CDIs to be issued to GGY is the higher of (i) 90% of the average closing bid price of the Company’s CDIs over the 15 consecutive trading days after the Company gives the drawdown notice, subject to certain adjustments; or (ii) a fixed floor price nominated by the Company in the drawdown notice. The Company controls the timing of drawdowns under the Facility and has no minimum drawdown obligation. The issue of CDIs to GGY pursuant to any drawdown notice will also be conditional on the Company having sufficient placement capacity under ASX Listing Rules 7.1 or 7.1A (as applicable) or obtaining any requisite securityholder approval for the issue.

The Agreement meets the definition of a derivative in accordance with ASC 815 and is measured at fair value. Any changes in fair value of such instruments are recorded in other income (expense) on the unaudited condensed consolidated statements of operations.

The following table provides a summary of the change in fair value of the derivate asset for the six months ended June 30:

Fair value at December 31, 2025	$56,243
Fair value change in derivative asset	-
Fair value at March 31, 2026	56,243
Fair value change in derivative asset	(56,243)
Fair value at June 30, 2026	$-

Fair value at December 31, 2024	$56,243
Fair value change in derivative asset	-
Fair value at March 31, 2025	56,243
Fair value change in derivative asset	-
Fair value at June 30, 2025	$56,243

As the Agreement approached its contractual expiration on July 6, 2026, and no further drawdowns were expected prior expiry, our fair‑value assessment as of  June 30, 2026, resulted in the derivative asset being reduced to zero. The derivative asset’s fair value as of  December 31, 2025, was calculated using the Monte Carlo Simulation model utilizing the following assumptions:

December 31,
2025
Expected stock-price volatility	104.1%
Risk-free interest rate	4.0%
Stock price (in Australian dollars)	$0.5700

Pursuant to the terms of the Agreement, the Company issued options to purchase 5,700,000 CDIs with an exercise price of $0.61 Australian dollars per CDI and a 3-year term.

The following table provides a summary of activity related to the CDI options for the six months ended June 30:

CDI options outstanding at December 31, 2025	5,051,539
Exercise of CDI options	-
CDI options outstanding at June 30, 2026	5,051,539

CDI options outstanding at December 31, 2024	5,700,000
Exercise of CDI options	(503,935)
CDI options outstanding at June 30, 2025	5,196,065

The following table provides a summary of the change in fair value of the CDI options for the six months ended June 30:

Fair value at December 31, 2025	$3,157,717
Fair value change in CDI options	1,328,555
Fair value at March 31, 2026	4,486,272
Fair value change in CDI options	(199,536)
Fair value at June 30, 2026	$4,286,736

Fair value at December 31, 2024	$3,135,000
Exercise of CDI options	(293,143)
Fair value change in CDI options	(24,031)
Fair value at March 31, 2025	2,817,826
Fair value change in CDI options	182,298
Fair value at June 30, 2025	$3,000,124

As of  June 30, 2026 and  December 31, 2025, the fair values of the CDI options of $4,286,736 and $3,157,717, respectively, are classified as current liabilities on the unaudited condensed consolidated balance sheets.

The CDI options’ fair value was calculated using the Black-Scholes option pricing model utilizing the following assumptions:

	June 30,	December 31,
	2026	2025

Expected dividend yield	0%	0%
Expected stock-price volatility	52.1%	59.2%
Risk-free interest rate	4.55%	3.97%
Stock price	$1.2673	$1.0240
Conversion price	$0.4190	$0.4083

The fair value of CDI options was determined using the Black-Scholes option pricing model with assumptions consistent in methodology to those used for stock options, except that the contractual life of the options is used as the expected term and volatility of the stock price is estimated based on the Company's own historical volatility.

Since issuance, the Company has drawn $444,922 Australian dollars on the Facility, and $29,555,078 Australian dollars is available as of  June 30, 2026. Converted to U.S. dollars using the exchange rate of $1 Australian dollar to $0.69 U.S. dollar as of  June 30, 2026, these amounts are $305,617 and $20,301,383, respectively.

Note 9 – Stockholders’ Equity

Capital Stock Authorized

As of  June 30, 2026 and  December 31, 2025, the Board of Directors of the Company had authorized 560,000,000 shares of capital stock, consisting of 535,000,000 shares of common stock and 25,000,000 shares of preferred stock.

Common Stock

The Australian Securities Exchange (“ASX”) uses an electronic system called CHESS for the clearance and settlement of trades on the ASX. The State of Delaware does not recognize the CHESS system of holding securities or electronic transfers of legal title to shares. To enable companies to have their securities cleared and settled electronically through CHESS, depositary instruments called CHESS Depositary Interests (“CDIs”) are issued. CDIs are units of beneficial ownership in shares and are traded in a manner similar to shares of Australian companies listed on the ASX. The legal title to the shares is held by a depositary, CHESS Depositary Nominees Pty Ltd (“CDN”), which is a wholly-owned subsidiary of the ASX, and is an approved general participant of ASX Settlement. One share of common stock is equivalent to one CDI.

In February 2025, a total of 163,935 CDI options were exercised at $0.61 Australian dollars per share for total proceeds of $61,419, net of expenses.

In March 2025, the Company completed an equity raise with Australian investors which consisted of 49,645,391 CDIs at $1.41 Australian dollars per share for proceeds of $42,827,577, net of expenses.

In March 2025, a total of 340,000 CDI options were exercised at $0.61 Australian dollars per share for total proceeds of $130,842, net of expenses.

In May 2026, the Company completed an equity raise with Australian and New Zealand investors which consisted of 32,432,433 CDIs at $1.85 Australian dollars per CDI for proceeds of $41,585,804, net of expenses.

Dividend Rights

Subject to the prior rights of holders of all classes of stock at the time outstanding having prior rights as to dividends, the holders of the common stock shall be entitled to receive, out of any assets of the Corporation legally available therefore, any dividends as may be declared from time to time by the Board of Directors. The right to such dividends shall not be cumulative, and no right shall accrue by reason of the fact that dividends are not declared in any prior period.

Voting Rights

The holder of each share of common stock shall have the right to one vote for each such share, and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote upon such matters and in such manner as may be provided by law.

Stock Option Plans

On February 14, 2019, the Board of Directors adopted, and our stockholders approved, the 2019 Equity Incentive Plan, reserving 11,418,500 shares of the Company’s common stock for the granting of incentive and nonqualified stock options, or other stock-based awards, to employees, directors, and consultants. On March 24, 2026, the Board of Directors adopted, and on May 7, 2026, our stockholders approved, the Amended and Restated 2019 Equity Incentive Plan (the "2019 Plan") increasing the number of shares of the Company’s common stock reserved for issuance to 45,150,000. Under the 2019 Plan, on the first day of each of the Company’s fiscal years beginning in 2020, the number of shares of Common Stock available for issuance from time to time under the 2019 Plan automatically will be increased by an amount equal to the lesser of (i) five percent (5%) of the aggregate number of shares reserved under this Plan on the last day of the immediately preceding fiscal year, and (ii) such number of shares determined by the Board (the “Annual Increase”). The maximum aggregate number of shares that may be issued upon the exercise of ISOs under the 2019 Plan may not exceed the initial limit cumulatively increased on each January 1 beginning in 2020 by the lesser of the Annual Increase for such year or 3,000,000 shares, unless the increase is approved by our stockholders. Certain increases to the share reserve have historically received stockholder approval in connection with the Company’s annual meeting. As of  June 30, 2026, the cumulative number of shares authorized for issuance under the 2019 Plan is 45,150,000 shares, of which 2,940,887 shares remained available for future issuance.

Options are granted at a price equal to the closing sale price of a CDI as of the date of grant, converted from Australian dollars to U.S. dollars using the prevailing exchange rate. Generally, vesting terms of outstanding options range from immediate to four years. In addition, some options have been issued to the management team that vest upon completion of certain milestones and performance requirements; as of  June 30, 2026, 26,393,261 of these options are issued and outstanding. For these performance-based awards, expense is recognized over the requisite service period when it is probable the performance condition will be achieved. If at any point the Company determines that the performance condition is improbable, any previously recognized expense is reversed. Adjustments for forfeitures are recorded as they occur. In no event are the options exercisable for more than ten years after the date of grant. The Company issues new shares of common stock when stock options are exercised.

The following provides a summary of activity related to the Company’s stock options for the six months ended June 30:

		Weighted-Average	Aggregate
	Number of	Exercise	Intrinsic
	Option Shares	Price	Value

Options outstanding - December 31, 2025	33,907,621	$0.58
Exercised	-	-
Forfeited	(30,000)	0.96
Expired	-	-
Granted	2,058,956	1.28
Options outstanding - June 30, 2026	35,936,577	$0.62	$23,375,510
Options exercisable - June 30, 2026	9,299,537	$0.61	$6,242,495
Weighted average fair value of options granted during the six months ended June 30, 2026		$0.94

		Weighted-Average	Aggregate
	Number of	Exercise	Intrinsic
	Option Shares	Price	Value

Options outstanding - December 31, 2024	25,555,170	$0.42
Exercised	-	-
Forfeited	-	-
Expired	(19,100)	0.74
Granted	8,598,951	1.06
Options outstanding - June 30, 2025	34,135,021	$0.58	$15,648,824
Options exercisable - June 30, 2025	6,746,966	$0.66	$2,627,793
Weighted average fair value of options granted during the six months ended June 30, 2025		$0.82

The weighted average remaining contractual life of options outstanding and exercisable was 7.04 and 4.94 years, respectively, as of  June 30, 2026.

The fair value of option awards granted was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Six Months Ended June 30,
	2026	2025

Expected life (years)	5.83 - 6.25	5.32 - 6.82
Expected stock-price volatility	82.9 - 84.8%	86.0 - 88.0%
Risk-free interest rate	3.88 - 4.35%	4.14 - 4.38%
Expected dividend yield	0%	0%

The Company reviews its current assumptions on a periodic basis and adjusts them as necessary to determine the option valuation. The expected term reflects our estimate of the period over which the stock options will remain outstanding before exercise or expiration. As we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, the expected term of stock option awards granted has been determined using the simplified method, which is the average of the weighted-average vesting period and the contractual term. Volatility is based on the Company’s own historical volatility as well as historic volatilities of traded shares from a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards at the grant date. The expected dividend yield is zero, as the Company has not paid or declared any dividends to common stockholders and does not expect to pay dividends in the foreseeable future. The Company’s policy is to account for forfeitures as they occur and records stock-based compensation expense only for those awards that are expected to vest.

The following table summarizes stock-based compensation expense related to options recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended  June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cost of goods sold	$8,485	$7,427	$66,604	$13,583
Sales and marketing	19,583	30,600	125,029	52,337
Research and development	57,691	39,061	373,831	73,635
General and administrative	30,563	62,054	479,761	108,488
	$116,322	$139,142	$1,045,225	$248,043

In January 2026, the Company received 510(k) clearance under the premarket notification process from the United States Food and Drug Administration (“FDA”) for its Vision-MR Diagnostic Catheter and its NorthStar Mapping System. These clearances caused the related performance conditions to be satisfied and 2,088,721 performance based stock options to vest. The Company recognized $772,649 of additional stock-based compensation expense during the six months ended June 30, 2026 in connection with these awards.

No income tax benefits were recognized in the accompanying unaudited condensed consolidated statements of operations related to this compensation expense due to the full valuation allowance provided on the Company’s deferred income tax assets.

As of  June 30, 2026, the total unrecognized compensation cost related to unvested stock options then outstanding was $11,832,779. Future stock-based compensation expense is expected to be as follows for the years ending December 31:

2026 (remaining)	$295,037
2027	503,103
2028	299,152
2029	172,696
2030	41,184
Total related to options expected to vest	1,311,172
Performance grants not probable of achievement	10,521,607
Total unrecognized compensation expense	$11,832,779

The performance grants not probable of achievement are generally related to the receipt of regulatory approvals or sales milestones predicated on the receipt of regulatory approvals not yet received. Under current U.S. GAAP, these milestones are generally not considered probable until the regulatory approval is obtained.

Issuance of additional options subsequent to  June 30, 2026 could affect future expected amounts.

Restricted Stock

On May 14, 2025, the Company granted 121,260 shares of restricted stock to its three independent board directors. The restricted stock vests annually on the anniversary of the grant date, provided that the participant continuously provides services to the Company through the applicable vesting date. The fair market value on the date of grant was $1.07 per share.

On May 8, 2026, the Company granted 111,497 shares of restricted stock to its four independent board directors. The restricted stock vests annually on the anniversary of the grant date, provided that the participant continuously provides services to the Company through the applicable vesting date. The fair market value on the date of grant was $1.29 per share.

The following provides a summary of activity related to time-based nonvested restricted stock grants for the six months ended June 30:

		Weighted Average
	Nonvested	Grant Date
	Restricted Shares	Fair Value

Outstanding as of December 31, 2025	696,838	$0.39
Granted	111,497	1.29
Vested	(315,898)	0.32
Forfeited	-	-
Outstanding as of June 30, 2026	492,437	$0.64

		Weighted Average
	Nonvested	Grant Date
	Restricted Shares	Fair Value

Outstanding as of December 31, 2024	861,161	$0.25
Granted	121,260	1.07
Vested	(285,583)	0.34
Forfeited	-	-
Outstanding as of June 30, 2025	696,838	$0.39

Total stock-based compensation expense resulting from grants of restricted stock was $27,820 and $21,586 for the three months ended  June 30, 2026 and 2025, respectively, and $52,979 and $38,752 for the six months ended June 30, 2026 and 2025, respectively, and is included in general and administrative expenses on the unaudited condensed consolidated statements of operations. No income tax benefits were recognized in the accompanying unaudited condensed consolidated statements of operations related to this compensation expense due to the full valuation allowance provided on the Company’s deferred income tax assets.

As of  June 30, 2026, the total unrecognized compensation cost related to unvested restricted stock was $297,391. Future stock-based compensation expense is expected to be as follows for the years ended December 31:

2026 (remaining)	$58,973
2027	100,983
2028	77,248
2029	47,723
2030	12,464
Total	$297,391

Issuance of additional shares of restricted stock subsequent to  June 30, 2026 could affect future expected amounts.

Warrants

As part of the convertible notes (related party) issuances in 2022 and 2023 and the equity raises in 2023, the Company issued warrants to purchase common stock or CDIs which are summarized below for the six months ended June 30:

	Number of	Weighted-Average
	Warrants	Exercise Price

Warrants outstanding - December 31, 2025	5,216,158	$0.4742
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired/forfeited	-	-
Warrants outstanding - June 30, 2026	5,216,158	$0.4742
Warrants exercisable - June 30, 2026	5,216,158	$0.4742

	Number of	Weighted-Average
	Warrants	Exercise Price

Warrants outstanding - December 31, 2024	5,216,158	$0.4742
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired/forfeited	-	-
Warrants outstanding - June 30, 2025	5,216,158	$0.4742
Warrants exercisable - June 30, 2025	5,216,158	$0.4742

The warrants issued in connection with the equity raises were evaluated under ASC 480 and ASC 815. Of the 3,265,318 warrants issued in connection with the equity raises, 2,100,568 were determined to qualify as liabilities due to the exercise price being denominated in a currency other than the Company’s functional currency, while the remaining 1,164,750 do not meet the characteristics for liability classification under either provision and as such are classified as equity under ASC 815. The warrants expire ten years after the dates of issuance. In addition, the Company has 1,950,840 warrants outstanding that were issued in connection with the convertible notes (related party) issuances, which are classified as equity under ASC 815. See Note 7 for further details.

Any subsequent changes in fair value of warrants classified as a liability have been recorded in change in fair value of warrant liabilities on the unaudited condensed consolidated statements of operations. The following table provides a summary of change in fair value of the warrants classified as a liability for the six months ended June 30:

Fair value at December 31, 2025	$1,828,677
Fair value change in warrants	524,523
Fair value at March 31, 2026	2,353,200
Fair value change in warrants	(96,398)
Fair value at June 30, 2026	$2,256,802

Fair value at December 31, 2024	$1,532,067
Fair value change in warrants	35,683
Fair value at March 31, 2025	1,567,750
Fair value change in warrants	226,249
Fair value at June 30, 2025	$1,793,999

As of  June 30, 2026 and  December 31, 2025, the fair value of the warrants of $2,256,802 and $1,828,677, respectively, are classified as long-term warrant liabilities on the unaudited condensed consolidated balance sheets.

The fair value of the warrants was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	June 30,	December 31,
	2026	2025

Expected dividend yield	0%	0%
Expected stock-price volatility	82.8 - 82.9%	85.3 - 85.5%
Risk-free interest rate	4.58%	4.60%
Stock price	$1.2673	$1.0240
Conversion price	$0.6526 - 0.6869	$0.6358 - 0.6693

The fair value of warrants was determined using the Black-Scholes option pricing model with assumptions consistent in methodology to those used for stock options, except that the contractual life of the warrant is used as the expected term.

Note 10 – Income Taxes

The effective tax rate for the six months ended June 30, 2026 and 2025 was zero percent. As a result of the analysis of all available evidence as of  June 30, 2026 and  December 31, 2025, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the six months ended June 30, 2026 and 2025. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

Note 11 – Segment Information

The Company sells capital equipment, which includes both Imricor-developed and third-party equipment, and consumable products, for use in iCMR labs, and capital equipment maintenance service agreements.

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) when making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer, who reviews consolidated financial results when making resource allocation decisions or evaluating Company performance. The Company manages its business on a consolidated basis and operates as one reportable segment, and the CODM’s primary measure of segment profit or loss is net loss.

For the Company’s single reportable segment, the total amounts of segment profit or loss and segment assets are the same as net loss and total assets, respectively, presented in the accompanying unaudited condensed consolidated financial statements.

The following table summarizes the significant expense categories provided to the CODM for the three and six months ended  June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues
Equipment revenue	$8,782	$13,247	$17,317	$20,811
Consumable revenue	29,615	30,965	(35,182)	134,986
Service revenue	22,134	20,951	42,508	41,078
Total Revenues	60,531	65,163	24,643	196,875

Costs and expenses
Cost of goods sold	732,496	509,688	1,394,641	811,694
Sales expenses	704,356	691,215	1,420,116	1,314,796
Marketing expenses	942,586	435,646	1,399,449	889,897
Clinical research expenses	1,097,375	570,057	2,205,874	1,137,288
Regulatory affairs and quality assurance expenses	844,088	809,950	1,839,628	1,670,954
Other research and development expenses	1,734,253	1,477,173	3,690,751	2,954,566
General and administrative expenses	1,430,332	1,263,136	3,809,495	2,529,796
Total Costs and Expenses	7,485,486	5,756,865	15,759,954	11,308,991

Loss from Operations	(7,424,955)	(5,691,702)	(15,735,311)	(11,112,116)

Other income (expense)
Interest income	377,533	369,804	644,146	481,892
Foreign currency exchange (loss) gain	(683,434)	1,285,261	(281,024)	1,159,493
Other income (expense)	349,095	(3,758,685)	(9,766,583)	(3,670,622)
Total Other Income (Expense)	43,194	(2,103,620)	(9,403,461)	(2,029,237)

Net loss	$(7,381,761)	$(7,795,322)	$(25,138,772)	$(13,141,353)

Other segment items within net loss correspond to the unaudited condensed consolidated statements of operations line items for interest expense, government grant income, change in fair value of convertible notes (related party), change in fair value of option liabilities, change in fair value of derivative asset, change in fair value of warrant liabilities, and other expense.

Revenues by region were as follows for the three and six months ended  June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Europe	$60,531	$65,163	$24,643	$196,875
Total revenue by geography	$60,531	$65,163	$24,643	$196,875

The following table provides revenue by country based on the location where services are provided and products are sold for more than 10% of the total revenue for the three and six months ended  June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Germany	$36,664	$36,971	$53,336	$62,514
Hungary	5,848	5,127	13,113	9,814
Netherlands	18,019	23,065	(41,806)	124,547
	$60,531	$65,163	$24,643	$196,875

Property and equipment is held in the following countries:

	June 30,	December 31,
	2026	2025

U.S.	$1,595,652	$1,121,585
Germany	152,535	175,111
Other foreign countries	343,257	241,764
	$2,091,444	$1,538,460

No individual country other than the U.S. and Germany accounted for more than 10% of the total net book value.

See Note 1 for further details on the Company’s products and services, and major customers.

Note 12 – Related Party Transactions

K.A.H.R. Foundation is considered a related party based on its ownership interest in the Company, its position as the sole holder of the Company’s unsecured, unquoted convertible promissory notes and related warrants issued under the Securities Purchase Agreement dated December 16, 2022, and its contractual right to designate a member of the Company’s Board of Directors. See Note 7 for further details on the convertible notes and warrants. Pursuant to the Securities Purchase Agreement, K.A.H.R. Foundation has the right, for so long as the convertible notes are outstanding, to designate one individual to serve as a member of the Company’s Board of Directors (the “Lender Nominee”). Dr. Jeffrey Leighton has served as the Lender Nominee since July 2024.

Note 13 – Subsequent Events

On July 6, 2026, a total of 5,051,539 CDI options were exercised at $0.61 Australian dollars per CDI for total proceeds of approximately $2.1 million U.S. dollars (using an exchange rate of $1 Australian dollar to $0.69 U.S. dollar), net of expenses. In connection with the exercise, the fair value of the option liabilities of approximately $4.3 million as of the settlement date was reclassified to additional paid-in capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, included in our Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, as amended by Amendment No. 1 filed on April 24, 2026, and Amendment No. 2 filed on May 15, 2026, and effective as of May 18, 2026 (the “Registration Statement”). In addition to historical data, this discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our business, financial condition, results of operations, cash flows, and projections based on current expectations that involve risks, uncertainties, assumptions, and other important factors. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II,  Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and in Item 1A, “Risk Factors,” of our Registration Statement. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as “will,” “may,” “expect,” “intend,” “seek,” “would,” “should,” “could,” “continue,” “plan,” “estimate,” “anticipate,” “believe,” and similar expressions to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.

Overview

Imricor is a U.S.-based medical device company that is leading the new field of real-time iCMR cardiac ablations – that is, cardiac ablations guided by real-time MR, rather than by conventional x-ray fluoroscopy. Our principal focus is the design, manufacturing, sale, and distribution of MR-compatible products for cardiac catheter ablation procedures.

The Vision-MR Ablation Catheter is our prime product offering, specifically designed to work under real-time MR guidance, with the intent of enabling higher success rates along with a faster and safer treatment compared to conventional procedures using x-ray guided catheters. The Vision-MR Ablation Catheter has been approved in the European Union ("EU"), Qatar, and the Kingdom of Saudi Arabia ("KSA") with an indication for treating Type I atrial flutter. We also have approval for the sale of our capital product, the Advantage-MR EP Recorder/Stimulator System, in the EU, Qatar, and KSA. We have approval for the sale of our capital product, the NorthStar Mapping System, in the EU, KSA, and the U.S.

We are continuing enrollment in our Vision-MR Ablation of Atrial Flutter ("VISABL-AFL") clinical trial to support U.S. market entry of the Vision-MR Ablation Catheter and RF-5000 ablation generator system. In parallel with the clinical trial, we have secured market clearance from the FDA for the Vision-MR Diagnostic Catheter and NorthStar Mapping System. We are pursuing approvals for our other products, including the Advantage-MR EP Recorder/Stimulator System and the Vision-MR Dispersive Electrode, while the VISABL-AFL clinical trial is ongoing.

We sell our capital and consumable products to hospitals and clinics for use in iCMR labs, in which ablation procedures using the Vision-MR Ablation Catheter can be performed. We collaborate with GE Healthcare, Philips, and Siemens, the three leading global MR vendors who provide MR systems for iCMR labs, to target certain sites and support the design and construction of iCMR labs for those sites.

Financial overview

Imricor is in the early commercialization phase and is not yet profitable as we continue to invest in clinical validation, regulatory approvals, and commercial infrastructure to support adoption of iCMR procedures. As a result, for the six months ended June 30, 2026, the Company incurred a net loss of $25,139 thousand on revenues of $25 thousand. Operating expenses, primarily in research and development, sales and marketing, and general and administrative functions, reflect planned investments in pursuing U.S. regulatory approval, expanding our clinical support and sales teams, and building iCMR lab infrastructure in our target markets.

As of June 30, 2026, the Company had cash and cash equivalents of $60,539 thousand and marketable securities of $6,922 thousand, compared to cash and cash equivalents of $19,502 thousand and marketable securities of $21,278 thousand as of December 31, 2025. We have funded our operations to date primarily through the sale of our common stock and CDIs and through indebtedness. We expect to continue to incur operating losses for the foreseeable future as we execute our commercialization and clinical strategies. We anticipate that achieving profitability will require significant growth in iCMR procedure volume and geographic expansion, and the Company may require additional financing to support these objectives.

Key Factors Affecting Our Business

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

●

Regulatory approvals/clearances. The sale of our products requires regulatory approval in each relevant jurisdiction. We are not assured of receiving future regulatory clearances for our existing products outside of the European Union or approvals for expanding indications or additional products currently in our product pipeline.

●

Market adoption. Our ability to generate revenue is dependent on hospitals and clinics with ablation centers in markets where we obtain the required regulatory approval establishing an iCMR lab and adopting our MR-compatible technology for cardiac catheter ablation procedures. While we work collaboratively with leading MR vendors to drive lab adoption, there can be no guarantee on the outcome.

●

Competition. We expect to generate the vast majority of our future revenue from the sale of our products used for MR-guided cardiac catheter ablation procedures. The medical device industry is competitive, subject to rapid change, and significantly affected by new product introductions. There are a number of other products and devices on the market which are not traditionally MR-compatible, but which are commonly used to perform conventional cardiac catheter ablation procedures. To this end, we will compete with larger companies who manufacture and sell ablation and diagnostic electrophysiology products. We must strive to be successful in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.

●

Sales and marketing resources. We currently have limited sales and marketing resources and will need to, among other things, expand our sales team. We will sell all our products to hospitals and clinics either directly or through distributors and will therefore need to commit increased resources to sales and marketing to execute our current growth strategy. The rate at which we grow our sales force and the speed at which newly hired salespeople or distributors become effective can impact our revenue growth or our costs incurred in anticipation of such growth.

While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address.

Recent Developments

On May 7, 2026, we completed a placement in which we issued 32,432,433 CDIs. We raised $41,586 thousand in net proceeds after deducting issuance costs. Proceeds from this placement will support our growth strategy and may be used for purposes including launching the NorthStar Mapping System in the U.S., advancing regulatory approvals, completing clinical trials, research and development activities, and associated offer costs. For details of these securities offerings, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

On July 6, 2026, a total of 5,051,539 CDI options were exercised by holders of previously issued CDI options. We received total proceeds of approximately $2,100 thousand, net of expenses.  In connection with the exercise, the fair value of the option liabilities of approximately $4,300 thousand as of the settlement date was reclassified to additional paid-in capital.

Components of our Consolidated Results of Operations

Revenues

We generate revenue from product sales and service revenue. Revenue is recognized when control of the product or service transfers to the customer. For product sales that contain a single performance obligation, revenue is recognized at a point in time when title to the goods and risk of loss transfers to the customer, which typically occurs upon shipment. For product sales that contain multiple performance obligations, such as equipment sales that include installation services, we allocate the transaction price to each performance obligation based on the estimated or observable standalone selling price and recognize revenue for each performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. Service revenue is recognized over time as services are provided. Sales tax and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Product sales include shipping and handling fees charged to customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

Product Revenue

Our product revenue is derived from sales of our cardiac ablation systems, associated consumables, and third-party equipment to hospitals, clinics, and other providers. Our primary products include the Vision-MR Ablation Catheter and Vision-MR Diagnostic Catheter, which are used in iCMR-guided ablation procedures. Customers select our products based on clinical efficacy, ease of use, pricing, and third-party reimbursement availability. We currently derive revenue from international markets, particularly the European Union, where we maintain a direct sales organization. In other international markets, including the Middle East, we distribute our products through exclusive distributors. We evaluate sales returns and allowances for variable consideration on a monthly basis and allowance for credit losses at each reporting period. We have historically not considered provisions for these items necessary.

Service Revenue

Our service revenue is derived from service agreements for maintenance on our Advantage-MR EP Recorder/Stimulator System and third-party equipment products provided to hospitals, clinics, and other providers. Service revenue is recognized over the contract period on a straight-line basis as customers benefit from the services throughout the service contract period.

Costs and Expenses

Costs of Goods Sold

Cost of goods sold represents costs directly related to production and distribution of our products, including raw materials and components, manufacturing labor, quality assurance testing, product sterilization and packaging, shipping and handling costs, and manufacturing overhead. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold. Manufacturing overhead costs include the cost of material procurement, inventory control, and equipment and operations supervision. Cost of goods sold also includes depreciation expense for product tooling, production equipment, and equipment placed at customer sites as part of commercial sales agreements. Costs associated with any inventory write-downs resulting from quarterly physical inventory counts and product obsolescence are also included within cost of goods sold. Fluctuations in our cost of goods sold correspond with the fluctuations in these costs as well as sales volume.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel, field sales travel, trade show expenses, physician training and education programs, and consultant fees related to market development and commercialization strategy. We anticipate that our sales and marketing expenses will increase as we expand our direct sales force in the U.S. and EU, establish and support international distribution partnerships, and increase marketing investments to drive adoption of our MR-guided ablation systems.

Research and Development Expenses

Research and development include salaries for our research and development, regulatory, quality, and clinical personnel, clinical trial expenses, regulatory submissions, manufacturing process improvements, product development costs, enhancements to our currently commercialized products, and additional investments in our product development pipeline. We expense research and development expenses as incurred. We track external costs on a development program basis for our key programs, including VISABL-AFL and Vision-MR Ablation of Ventricular Tachycardia ("VISABL-VT"). However, we do not track internal costs, including personnel related costs, equipment costs, facility costs, and supplies, on a development program basis because these costs are deployed across multiple programs and are monitored in total rather than by individual program. We generally expect that research and development expenses will increase as we conduct our VISABL-AFL and VISABL-VT clinical trials, pursue additional regulatory approvals in the U.S. and international markets, advance next-generation product development, and optimize our manufacturing processes.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries for our executive, finance, accounting, and human resources personnel; share-based compensation; professional fees for accounting, audit, legal, and tax services; public company compliance costs; directors and officers liability insurance; and facility costs. We anticipate general and administrative expenses will increase as we hire additional personnel to support growth in our commercial and research and development teams, comply with SEC reporting requirements, and enhance our internal systems and controls infrastructure.

Other Income (Expense)

Other income (expense) consists primarily of changes in fair value of our financial instruments, including convertible notes (related party), option liabilities, and warrant liabilities that are remeasured to fair value at each reporting period, as well as interest income from our investments in cash, cash equivalents, and marketable securities. Additionally, other income and expense may include foreign currency exchange gains and losses resulting from remeasurements on our cash holdings, receivables, and liabilities denominated in foreign currencies such as Euros and Australian dollars, government grant income related to our research and development activities, and interest expense on financing agreements.

Results of Operations

Comparison of the Three Months Ended June 30, 2026, to the Three Months Ended June 30, 2025

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%

Revenues	$61	$65	$(4)	-6%

Costs and Expenses:
Cost of goods sold	733	510	223	44%
Sales and marketing	1,647	1,127	520	46%
Research and development	3,676	2,857	819	29%
General and administrative	1,430	1,263	167	13%
Total Costs and Expenses	7,486	5,757	1,729	30%

Loss from Operations	(7,425)	(5,692)	(1,733)	30%

Total Other Income (Expense)	43	(2,103)	2,146	-102%

Net Loss	$(7,382)	$(7,795)	$413	(5)%

Revenues

Our revenue is derived from product revenue and service revenue. We earned revenue of $61 thousand for the three months ended June 30, 2026, as compared to revenue of $65 thousand for the three months ended June 30, 2025, a decrease of $4 thousand. The decrease in revenue compared to the prior period was primarily due to a slight decrease in product revenue, resulting from lower equipment sales of $4 thousand.

Cost of Goods Sold

Costs of goods sold during the three months ended June 30, 2026, were $733 thousand, compared to $510 thousand during the three months ended June 30, 2025, representing an increase of $223 thousand. The increase in cost of goods sold was primarily due to higher personnel-related costs compared to the prior period. Personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, increased $307 thousand following the expansion of our manufacturing and quality assurance teams which resulted in a higher number of employees during the three months ended June 30, 2026, compared to the corresponding period in 2025. Additionally, other operating expenses increased $94 thousand, primarily driven by increased non-recurring engineering and product testing costs. These increases were partially offset by a $153 thousand favorable change in inventory absorption resulting from higher production levels, including production of clinical trial materials and equipment, relative to sales during the three months ended June 30, 2026, compared to the corresponding period in 2025.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2026, were $1,647 thousand, compared to $1,127 thousand during the three months ended June 30, 2025, representing an increase of $520 thousand. This increase was primarily attributed to higher event-related sales and marketing expenses of $444 thousand, driven by increased spending for trade shows, conventions and related marketing materials. Additionally, travel expenses, including airfare and lodging costs associated with field demonstrations and customer engagement, increased $83 thousand during the three months ended June 30, 2026 compared to the corresponding period in 2025.

Research and Development

Research and development expenses during the three months ended June 30, 2026, were $3,676 thousand, compared to $2,857 thousand during the three months ended June 30, 2025, representing an increase of $819 thousand. This increase was primarily attributed to higher personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, which increased $563 thousand, due to a higher number of research and development employees during the three months ended June 30, 2026, compared to the corresponding period in 2025, to support multiple concurrent development programs and regulatory initiatives. Additionally, external clinical expenses increased $281 thousand, reflecting expanded clinical trial activities, driven by an increase of $215 thousand in external costs associated with the VISABL-AFL trial, as new hospitals join the clinical trial. Professional services, including consulting expenses, increased $117 thousand, primarily to support these development programs, regulatory initiatives, and clinical trial activities. These increases were partially offset by a decrease in prototype and testing expenses of $144 thousand.

General and Administrative

General and administrative expenses during the three months ended June 30, 2026, were $1,430 thousand, compared to $1,263 thousand during the three months ended June 30, 2025, representing an increase of $167 thousand. This increase was primarily attributed to higher professional services, including audit and legal expenses, which increased $150 thousand, primarily due to additional audit and compliance requirements associated with SEC registration and reporting obligations. Furthermore, personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, increased $51 thousand due to a higher number of general and administrative employees during the three months ended June 30, 2026, compared to the corresponding period in 2025, to support the additional reporting obligations associated with the SEC registration and growth in personnel in preparation for anticipated U.S. commercialization following expected FDA approval.

Other Income (Expense)

Total other income (expense) during the three months ended June 30, 2026, was income of $43 thousand, compared to an expense of $2,103 thousand during the three months ended June 30, 2025, representing a decrease in expense of $2,146 thousand. This decrease was primarily attributed to lower non-cash expenses from changes in fair value of convertible notes (related party), option liabilities, and warrant liabilities, which together decreased from expense of $3,999 thousand for the three months ended June 30, 2025, to income of $386 thousand for the three months ended June 30, 2026, representing a favorable change of $4,385 thousand. This favorable change was partially offset by an unfavorable change in foreign currency exchange loss (gain) of $1,969 thousand, primarily related to foreign currency remeasurement on our cash held in Australian dollars.

Net loss

As a result of the above factors, our net loss was $7,382 thousand for the three months ended June 30, 2026, as compared to a net loss of $7,795 thousand for the three months ended June 30, 2025. We expect to continue incurring net losses until such time as we obtain additional regulatory approvals for our MR-compatible cardiac catheter ablation products, expand our commercialization, and generate sufficient revenue to offset our costs and expenses.

Comparison of the Six Months Ended June 30, 2026, to the Six Months Ended June 30, 2025

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%

Revenues	$25	$197	$(172)	-87%

Costs and Expenses:
Cost of goods sold	1,395	812	583	72%
Sales and marketing	2,820	2,205	615	28%
Research and development	7,736	5,763	1,973	34%
General and administrative	3,809	2,529	1,280	51%
Total Costs and Expenses	15,760	11,309	4,451	39%

Loss from Operations	(15,735)	(11,112)	(4,623)	42%

Total Other Income (Expense)	(9,404)	(2,029)	(7,375)	363%

Net Loss	$(25,139)	$(13,141)	$(11,998)	91%

Revenues

Our revenue is derived from product revenue and service revenue. We earned revenue of $25 thousand for the six months ended June 30, 2026, as compared to revenue of $197 thousand for the six months ended June 30, 2025, a decrease of $172 thousand. The decrease in revenue compared to the prior period was primarily due to a decrease in product revenue, resulting from lower sales volumes of consumable devices of $94 thousand and a customer return of consumable devices totaling $76 thousand. This customer return occurred during the three months ended March 31, 2026, and, as a result, revenues for the six months ended June 30, 2026, are lower than revenues for the three months ended June 30, 2026.

The decrease in sales volumes was primarily attributable to certain customer sites in Europe exclusively enrolling patients in our VISABL-AFL clinical trial. Consumable devices used in clinical trial procedures are not recognized as product revenue. During the six months ended June 30, 2025, patients treated at these sites were treated commercially, resulting in recognized product revenue. We currently expect that, following completion of enrollment in our VISABL-AFL clinical trial, these customer sites in the European Union will transition back to commercial use of our consumable devices, and based on our assessment, this trend is reasonably likely to have a favorable impact on future product revenue. The customer return of consumable devices reflects a one-time concession, and management does not expect customer returns to become a recurring or significant component of revenue adjustments. Service revenue remained relatively constant compared to the prior period, due to ongoing maintenance and support services provided to existing customers throughout the year.

Cost of Goods Sold

Costs of goods sold during the six months ended June 30, 2026, were $1,395 thousand, compared to $812 thousand during the six months ended June 30, 2025, representing an increase of $583 thousand. The increase in cost of goods sold was primarily due to higher personnel-related costs compared to the prior period. Personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, increased $647 thousand following the expansion of our manufacturing and quality assurance teams which resulted in a higher number of employees during the six months ended June 30, 2026, compared to the corresponding period in 2025. Additionally, other operating expenses increased $152 thousand, primarily driven by increased non-recurring engineering and product testing costs. These increases were partially offset by a $261 thousand favorable change in inventory absorption resulting from higher production levels, including production of clinical trial materials and equipment, relative to sales during the six months ended June 30, 2026, compared to the corresponding period in 2025.

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2026, were $2,820 thousand, compared to $2,205 thousand during the six months ended June 30, 2025, representing an increase of $615 thousand. This increase was primarily attributed to higher event-related sales and marketing expenses of $364 thousand, driven by increased spending for trade shows, conventions and related marketing materials. Additionally, there were higher travel expenses for field sales activities and personnel-related costs. Travel expenses, including airfare and lodging costs associated with field demonstrations and customer engagement, increased $144 thousand. Personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, increased $87 thousand, reflecting the expansion of our European sales team during 2025 which resulted in a higher number of sales employees during the six months ended June 30, 2026, compared to the corresponding period in 2025.

Research and Development

Research and development expenses during the six months ended June 30, 2026, were $7,736 thousand, compared to $5,763 thousand during the six months ended June 30, 2025, representing an increase of $1,973 thousand. This increase was primarily attributed to higher personnel-related costs, which increased $1,696 thousand, of which $271 thousand relates to stock-based compensation expense recognized in January 2026 upon achievement of performance-based vesting conditions for equity awards previously granted to research and development employees. The remaining increase in personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, was driven by a higher number of research and development employees during the six months ended June 30, 2026, compared to the corresponding period in 2025, to support multiple concurrent development programs and regulatory initiatives. Additionally, external clinical expenses increased $499 thousand, reflecting expanded clinical trial activities, driven by an increase of $470 thousand in external costs associated with the VISABL-AFL trial, as new hospitals join the clinical trial. Professional services, including consulting expenses, increased $279 thousand, primarily to support these development programs, regulatory initiatives, and clinical trial activities. These increases were partially offset by a decrease in prototype and testing expenses of $502 thousand.

General and Administrative

General and administrative expenses during the six months ended June 30, 2026, were $3,809 thousand, compared to $2,529 thousand during the six months ended June 30, 2025, representing an increase of $1,280 thousand. This increase was primarily attributed to higher personnel-related costs, which increased $639 thousand, of which $411 thousand relates to stock-based compensation expense recognized in January 2026 upon achievement of performance-based vesting conditions for equity awards previously granted to general and administrative employees. The remaining increase in personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, was driven by a higher number of general and administrative employees during the six months ended June 30, 2026, compared to the corresponding period in 2025, to support the additional reporting obligations associated with the SEC registration and growth in personnel in preparation for anticipated U.S. commercialization following expected FDA approval. Additionally, professional services, including audit and legal expenses, increased $602 thousand, primarily due to additional audit and compliance requirements associated with SEC registration and reporting obligations.

Stock-based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2026, was recorded within cost of goods sold, sales and marketing, research and development, and general and administrative expenses on the unaudited condensed consolidated statements of operations. The stock-based compensation expense recorded during these periods did not include any expense associated with certain performance-based stock option awards for which vesting is contingent upon separate performance conditions related to the first U.S. customer site product order following FDA approval and the first sale of product in the U.S. following FDA approval. Achievement of these conditions was not considered probable as of June 30, 2026, because these milestones were evaluated as being dependent on the receipt of certain additional regulatory approvals. Under current U.S. GAAP, milestones related to the receipt of regulatory approvals are generally not considered probable until the regulatory approval is obtained. Subsequent to June 30, 2026, the Company's assessment of the probability of achieving these conditions increased based on information obtained after period end, indicating that achievement of these conditions may no longer be dependent upon additional regulatory approvals. If the Company concludes in a future period that achievement of these conditions is probable, it will recognize a cumulative catch-up adjustment to stock-based compensation expense in that period, together with continued expense recognition over the remaining requisite service period. As of June 30, 2026, total unrecognized stock-based compensation cost associated with the first U.S. customer site product order condition and the first U.S. sale condition was approximately $670 thousand and $350 thousand, respectively. The timing and amount of any such adjustment will depend on when, and if, the Company determines that achievement of the applicable performance condition is probable.

Other Income (Expense)

Total other income (expense) during the six months ended June 30, 2026, was an expense of $9,404 thousand, compared to an expense of $2,029 thousand during the six months ended June 30, 2025, representing an increase in expense of $7,375 thousand. This increase was primarily attributed to higher non-cash expenses from changes in fair value of convertible notes (related party), option liabilities, and warrant liabilities, which together increased from expense of $4,315 thousand for the six months ended June 30, 2025, to expense of $9,730 thousand for the six months ended June 30, 2026, representing an unfavorable change of $5,415 thousand. An unfavorable change in foreign currency exchange loss (gain), primarily related to foreign currency remeasurement on our cash held in Australian dollars, further contributed $1,440 thousand to the increase in expense.

Net loss

As a result of the above factors, our net loss was $25,139 thousand for the six months ended June 30, 2026, as compared to a net loss of $13,141 thousand for the six months ended June 30, 2025. We expect to continue incurring net losses until such time as we obtain additional regulatory approvals for our MR-compatible cardiac catheter ablation products, expand our commercialization, and generate sufficient revenue to offset our costs and expenses.

Liquidity and Capital Resources

We believe that, considering our cash, cash equivalents, and marketable securities as of June 30, 2026, we maintain adequate liquidity to allow us to meet our financial obligations as they become due for the next 12 months from the date these unaudited condensed consolidated financial statements are available to be issued. Our principal short-term cash requirements consist of funding operating expenses, including commercialization activities, research and development activities, clinical trials, and working capital needs. We continuously assess our working capital needs, financing obligations, commitments, and future investment requirements. As of June 30, 2026, we had cash and cash equivalents of $60,539 thousand and marketable securities of $6,922 thousand. As of December 31, 2025, we had cash and cash equivalents of $19,502 thousand and marketable securities of $21,278 thousand.

A portion of our cash, cash equivalents, and marketable securities is denominated in foreign currencies. As of June 30, 2026, and December 31, 2025, cash and cash equivalents denominated in foreign currencies totaled $19,700 thousand and $11,967 thousand, respectively, representing 29% and 29% of our total cash, cash equivalents, and marketable securities for those periods, and were held primarily in Australian dollars. These foreign currency denominated balances are remeasured into U.S. dollars at period-end exchange rates.

For the six months ended June 30, 2026 and 2025, foreign currency exchange (loss) gain of $(281) thousand and $1,159 thousand, respectively, primarily reflected remeasurement effects on these foreign currency denominated cash balances, with the loss during the six months ended June 30, 2026, largely driven by changes in the Australian dollar exchange rate on our Australian dollar-denominated cash since December 31, 2025. Consistent with this, the effect of foreign currency exchange rate changes on cash and cash equivalents reported in our unaudited condensed consolidated statements of cash flows was $(269) thousand for the six months ended June 30, 2026, which consists of $687 thousand of realized gains and $(956) of unrealized losses for the six months ended June 30, 2026.

Long-term cash requirements are expected to primarily relate to continued investments in commercialization activities, research and development activities, clinical trials, and other working capital needs. Our future capital requirements will depend on several factors, including the pace of commercialization activities, our ability to generate revenue from product sales, and costs associated with ongoing research and development, clinical trials, and regulatory submissions. In the long term, we expect to fund these activities through a combination of existing cash resources, cash generated from future operations, and, if necessary, issuances of equity or debt financings.

We may require additional capital to fund our future business activities and execute our growth strategy. To the extent additional funds are necessary, we may seek additional funds through the issuance of equity securities, debt financing, or other strategic transactions. If we raise additional funds by issuing equity securities, the interests held in the Company by stockholders and CDI holders may be diluted. Debt financing, if available, would result in increased fixed payment obligations and may involve covenants restricting our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We cannot guarantee the future availability of funds or that the funds will be available on terms that are favorable to us. If we are unable to obtain or maintain sufficient financial resources, our business, financial condition, and results of operations will be materially and adversely affected, including potentially requiring us to delay, limit, reduce, or terminate certain research and development activities or commercialization efforts.

Working Capital

As of June 30, 2026, we had working capital of $29,105 thousand, comprised of current assets of $69,697 thousand and current liabilities of $40,592 thousand. As of December 31, 2025, we had working capital of $25,546 thousand, comprised of current assets of $42,917 thousand and current liabilities of $17,371 thousand. As of June 30, 2026, and December 31, 2025, current liabilities included the current portions of the Company’s convertible notes (related party) and option liabilities, which are recorded at fair value, and their carrying amounts may differ significantly from the contractual principal and interest or other cash obligations associated with settling these instruments. As of June 30, 2026, and December 31, 2025, option liabilities were $4,287 thousand and $3,158 thousand, respectively. Subsequent to June 30, 2026, these option liabilities were reclassified to additional paid-in capital upon the exercise of 5,051,539 CDI options. See "Recent Financings" below for further discussion of the CDI options exercised subsequent to period end. See Note 7 – Convertible Notes with Warrants (related party) to our unaudited condensed consolidated financial statements for the six months ended June 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q, for disclosure of the contractual principal and interest outstanding on the Company’s convertible notes (related party) as of June 30, 2026.

Current assets increased by $26,780 thousand as of June 30, 2026, compared to December 31, 2025, primarily driven by an increase in cash and cash equivalents of $41,037 thousand, which was partially offset by a decrease in marketable securities of $14,356 thousand. Current liabilities increased by $23,221 thousand as of June 30, 2026, compared to December 31, 2025, primarily due to the increase in the current portion of convertible notes (related party) of $21,442 thousand. The increase in the current portion of convertible notes (related party) reflects both the $8,173 thousand increase in the fair value of these notes during the period and the reclassification of the second tranche, with a fair value of $13,269 thousand as of December 31, 2025, from noncurrent to current as of June 30, 2026.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30:

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net cash used in operating activities	$(14,032)	$(9,119)	$(4,913)	54%
Net cash provided by (used in) investing activities	13,754	(236)	13,990	(5928)%
Net cash provided by financing activities	41,584	42,809	(1,225)	-3%
Net change in cash	41,306	33,454	7,852	23%
Beginning cash balance	19,502	15,708	3,794	24%
Effect of exchange rate changes on cash	(269)	1,182	(1,451)	-123%
Ending cash balance	$60,539	$50,344	$10,195	20%

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026, was $14,032 thousand, compared to net cash used in operating activities of $9,119 thousand during the six months ended June 30, 2025, representing an increase in cash used of $4,913 thousand. This increase was primarily attributed to an unfavorable change in net loss of $11,998 thousand period over period, partially offset by changes in non‑cash items that impacted net loss but did not result in corresponding cash outflows. Non‑cash items included the change in fair value of convertible notes, foreign currency exchange loss (gain), change in fair value of option liabilities, and stock‑based compensation expense, which increased $4,278 thousand, $1,440 thousand, $971 thousand, and $811 thousand, respectively, during the six months ended June 30, 2026, compared to the corresponding period in 2025. Unfavorable changes in working capital, including higher cash outflows related to inventories of $1,199 thousand, further contributed to the increase in net cash used in operating activities.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2026, was $13,754 thousand, compared to net cash used in investing activities of $236 thousand during the six months ended June 30, 2025, representing an increase in cash provided of $13,990 thousand. This increase was primarily attributed to net cash inflows from marketable securities of $14,355 thousand, reflecting proceeds from and purchases of marketable securities during the six months ended June 30, 2026. The Company had no investing activity related to marketable securities during the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026, was $41,584 thousand, compared to net cash provided by financing activities of $42,809 thousand during the six months ended June 30, 2025, representing a decrease in cash provided of $1,225 thousand. Financing activity was similar in both periods, with net cash provided during the six months ended June 30, 2026, primarily related to net proceeds of $41,586 thousand from an equity raise completed in May 2026, and net cash provided during the six months ended June 30, 2025, primarily related to net proceeds of $42,828 thousand from an equity raise completed in March 2025. For additional information, see Note 9 – Stockholders' Equity in the unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Registration Statement, other than routine changes in the ordinary course of business. For additional information, see Note 5 – Leases and Note 6 – Commitments and Contingencies in the unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Securities Purchase Agreement

There have been no material changes to the terms, principal amounts, related warrants, or conversion features of our unsecured, unquoted convertible promissory notes issued under the Securities Purchase Agreement from those described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Registration Statement. For additional information, see Note 7 – Convertible Notes with Warrants (related party) in the unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Capital Commitments

On July 6, 2023, we entered into a Capital Commitment Agreement with GEM Global Yield LLC SCS (”GGY”) under which GGY agreed to provide us with up to $30 million Australian dollars through a Security Subscription Facility (the “Facility”) over a 3-year term. We control the timing of drawdowns under the Facility and there is no minimum drawdown obligation. There have been no material changes to the terms or size of the Facility from those described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Registration Statement. The Facility terminates in accordance with its terms on July 6, 2026, after which it will no longer be available as a potential source of liquidity. Given our cash, cash equivalents, and marketable securities as of June 30, 2026, and our current operating plan, we do not expect the termination of the Facility to have a material impact on our liquidity or capital resources. For additional information regarding this facility, see Note 8 – Capital Commitments in the unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Recent Financings

On May 7, 2026, we completed a placement in which we issued 32,432,433 CDIs. We raised $41,586 thousand in net proceeds after deducting issuance costs. Proceeds from this placement will support our growth strategy and may be used for purposes including launching the NorthStar Mapping System in the U.S., advancing regulatory approvals, completing clinical trials, research and development activities, and associated offer costs. For details of these securities offerings, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

On July 6, 2026, a total of 5,051,539 CDI options were exercised by holders of previously issued CDI options. We received total proceeds of approximately $2,100 thousand, net of expenses. In connection with the exercise, the fair value of the option liabilities of approximately $4,300 thousand as of the settlement date was reclassified to additional paid-in capital.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, except as discussed in Note 6 – Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our critical accounting estimates are more fully described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Registration Statement. There have been no significant changes to our critical accounting estimates since the date of the Registration Statement.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026, as a result of the material weakness in our internal control over financial reporting described below.

Notwithstanding the material weakness, management has concluded the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows of the Company for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements as of December 31, 2025, we identified, and as of June 30, 2026, we continued to have, a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified relates to the Control Activities component of the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This material weakness reflects that we did not maintain sufficient documented evidence that certain internal reviews were completed and that we did not have a formal process to conduct a secondary review of manual journal entries.

We are in the process of designing and implementing a remediation plan intended to address the identified material weakness, including enhancing documentation of internal reviews, formalizing secondary review procedures over manual journal entries, and implementing additional controls to validate the completeness and accuracy of information used in our financial reporting process.

There can be no assurance that our remediation efforts will remediate the identified material weakness in a timely manner or at all, or that we will not identify additional material weaknesses or significant deficiencies in the future, any of which could further adversely affect our ability to accurately and timely report our financial condition and results of operations.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act, during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation, claims, or other legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation, claims, or other legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information called for by this Item. However, for a discussion of the material risks, uncertainties, and other factors that could have a material effect on us, please refer to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances Exempt Under Rule 701

From April 1, 2026 to June 25, 2026, we granted stock options to purchase an aggregate of 1,748,956 shares of Class A common stock at exercise prices ranging from $1.27 to $1.29 per share to certain employees pursuant to the Amended and Restated 2019 Equity Incentive Plan (the "2019 Plan"). The stock options are subject to varying time-based vesting schedules over periods ranging from one to four years or performance-based vesting conditions as determined by our Board of Directors.

On May 8, 2026, we granted 111,497 shares of restricted stock awards to certain directors pursuant to the 2019 Plan. The shares underlying these awards vest in equal annual installments over four years from the grant date, subject to each director's continued service with the Company.

The securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 701 promulgated under the Securities Act, as offers and sale of securities made pursuant to certain compensatory benefit plans and contracts relating to compensation in accordance with Rule 701. Appropriate legends were affixed to the securities issued in these transactions.

On June 25, 2026, we filed a registration statement on Form S-8 under the Securities Act to register Class A common stock issuable pursuant to options previously granted and shares of Class A common stock remaining reserved for issuance under our 2019 Plan.

Issuances Exempt Under Regulation S

On May 7, 2026, we completed a placement in which securities were sold to non-U.S. persons in Australia and New Zealand. We issued 32,432,433 CDIs, each representing one share of our Class A common stock, at $1.85 Australian dollars per CDI. We raised gross proceeds of $43,423 thousand. After deducting issuance costs of $1,837 thousand, we received net proceeds of $41,586 thousand. Proceeds from this placement will support our growth strategy and may be used for purposes including launching the NorthStar Mapping System in the U.S., advancing regulatory approvals, completing clinical trials, research and development activities, and associated offer costs.

The offers, sales, and issuances of the securities were deemed to be exempt from registration under the Securities Act in reliance on Regulation S thereunder, as an offering made outside the United States to non-U.S. persons. The Company took appropriate measures to confirm that the recipients of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends or notices were affixed to the securities issued in reliance on Regulation S to ensure compliance with Regulation S restrictions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Incorporated by Reference
Number	Description	Schedule/Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-12G	3.1	3/18/2026

3.2	Amended and Restated Bylaws	10-12G	3.2	3/18/2026

10.1	Imricor Medical Systems, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	99.1	6/25/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and	*
15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and	*
15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer	#
Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	#
Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in	*
the interactive Data File because its XBRL tags are embedded within the Inline
XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*Filed herewith

#    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMRICOR MEDICAL SYSTEMS, INC.

	By:	/s/ Steven Wedan
	Name:	Steven Wedan
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathon Gut
	Name:	Jonathon Gut
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 7, 2026