Form 10-Q
period 2026-09-30
Imricor Medical Systems, Inc.
filed 2026-11-12
CIK 2121708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2026, the registrant had 358,658,122 shares of Class A Common Stock, par value $0.0001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

IMRICOR MEDICAL SYSTEMS, INC.

FORM 10-Q FOR THE QUARTER ENDED  September 30, 2026

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMRICOR MEDICAL SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,100,289	$19,502,348
Marketable securities	-	21,277,609
Accounts receivable	379,183	240,866
Inventories	1,914,440	1,096,065
Prepaid expenses and other current assets	1,258,317	799,786
Total Current Assets	65,652,229	42,916,674

LONG-TERM ASSETS
Accounts receivable	48,543	95,673
Property and equipment, net	1,941,719	1,538,460
Inventories	731,426	415,383
Other assets	462,657	186,291
Operating lease right-of-use assets	468,452	604,256
Total Long-Term Assets	3,652,797	2,840,063

TOTAL ASSETS	$69,305,026	$45,756,737

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$832,375	$496,073
Accrued expenses	1,727,902	1,619,954
Current portion of convertible notes (related party)	29,107,200	11,745,700
Option liabilities	-	3,157,717
Current portion of contract liabilities	49,467	34,035
Current portion of operating lease liabilities	271,778	317,153
Total Current Liabilities	31,988,722	17,370,632

LONG-TERM LIABILITIES
Convertible notes, net of current portion (related party)	-	13,268,500
Warrant liabilities	1,922,509	1,828,677
Contract liabilities, net of current portion	1,085,753	1,085,753
Operating lease liabilities, net of current portion	479,615	634,043
Other long-term liabilities	43,550	45,828
Total Long-Term Liabilities	3,531,427	16,862,801

Total Liabilities	35,520,149	34,233,433

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value: 25,000,000 shares authorized and 0 shares outstanding as of both September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value: 535,000,000 shares authorized as of both September 30, 2026 and December 31, 2025 and 358,650,622 and 320,947,028 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	35,866	32,096
Additional paid‑in capital	229,395,690	179,089,487
Accumulated deficit	(195,646,679)	(167,598,279)
Total Stockholders' Equity	33,784,877	11,523,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,305,026	$45,756,737

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMRICOR MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

REVENUES	$187,809	$34,791	$212,452	$231,666

COSTS AND EXPENSES
Cost of goods sold	615,830	701,987	2,010,471	1,513,681
Sales and marketing	1,499,656	1,100,591	4,319,221	3,305,284
Research and development	4,256,779	2,577,786	11,993,032	8,340,593
General and administrative	1,989,349	1,423,632	5,798,844	3,953,429
Total Costs and Expenses	8,361,614	5,803,996	24,121,568	17,112,987

LOSS FROM OPERATIONS	(8,173,805)	(5,769,205)	(23,909,116)	(16,881,321)

OTHER INCOME (EXPENSE)
Interest income	528,798	380,729	1,172,944	862,621
Government grant income	-	-	34,814	658,546
Foreign currency exchange gain	306,120	95,296	25,096	1,254,790
Interest expense	-	-	-	(4,170)
Change in fair value of convertible notes (related party)	4,079,700	1,518,100	(4,093,000)	(2,376,900)
Change in fair value of option liabilities	21,666	142,288	(1,107,353)	(15,979)
Change in fair value of derivative asset	-	-	(56,243)	-
Change in fair value of warrant liabilities	334,293	142,304	(93,832)	(119,628)
Other expense	(6,400)	(3,599)	(21,710)	(13,399)
Total Other Income (Expense)	5,264,177	2,275,118	(4,139,284)	245,881

NET LOSS	$(2,909,628)	$(3,494,087)	$(28,048,400)	$(16,635,440)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.01)	$(0.08)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	358,022,717	320,542,276	339,876,210	304,651,497
Diluted	385,437,900	347,642,212	339,876,210	304,651,497

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMRICOR MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Nine Months Ended September 30, 2026
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balances at December 31, 2025	320,947,028	$32,096	$179,089,487	$(167,598,279)	$11,523,304
Stock-based compensation expense	-	-	954,062	-	954,062
Net loss	-	-	-	(17,757,011)	(17,757,011)
Balances at March 31, 2026	320,947,028	$32,096	$180,043,549	$(185,355,290)	$(5,279,645)
Stock-based compensation expense	-	-	144,142	-	144,142
Issuance of common stock and restricted stock, net of fees	32,543,930	3,254	41,580,851	-	41,584,105
Net loss	-	-	-	(7,381,761)	(7,381,761)
Balances at June 30, 2026	353,490,958	$35,350	$221,768,542	$(192,737,051)	$29,066,841
Stock-based compensation expense	-	-	1,195,550	-	1,195,550
Exercise of options, net of fees	5,081,539	508	6,385,392	-	6,385,900
Exercise of warrants, net of fees	78,125	8	46,206	-	46,214
Net loss	-	-	-	(2,909,628)	(2,909,628)
Balances at September 30, 2026	358,650,622	$35,866	$229,395,690	$(195,646,679)	$33,784,877

	Three and Nine Months Ended September 30, 2025
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balances at December 31, 2024	270,175,766	$27,018	$134,875,666	$(142,279,717)	$(7,377,033)
Stock-based compensation expense	-	-	126,067	-	126,067
Issuance of common stock and restricted stock, net of fees	49,645,391	4,965	42,824,922	-	42,829,887
Exercise of options, net of fees	503,935	50	485,353	-	485,403
Net loss	-	-	-	(5,346,031)	(5,346,031)
Balances at March 31, 2025	320,325,092	$32,033	$178,312,008	$(147,625,748)	$30,718,293
Stock-based compensation expense	-	-	160,728	-	160,728
Issuance of common stock and restricted stock, net of fees	121,260	12	(3,728)	-	(3,716)
Net loss	-	-	-	(7,795,322)	(7,795,322)
Balances at June 30, 2025	320,446,352	$32,045	$178,469,008	$(155,421,070)	$23,079,983
Stock-based compensation expense	-	-	191,069	-	191,069
Exercise of options, net of fees	356,150	36	180,886	-	180,922
Net loss	-	-	-	(3,494,087)	(3,494,087)
Balances at September 30, 2025	320,802,502	$32,081	$178,840,963	$(158,915,157)	$19,957,887

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMRICOR MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,048,400)	$(16,635,440)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	465,246	539,633
Stock-based compensation expense	2,293,754	477,864
(Gain) loss on disposal of property and equipment	(420)	1,438
Change in inventory reserves	301,017	347,893
Amortization of right-of-use assets	179,107	143,513
Foreign currency exchange gain	(25,096)	(1,254,790)
Change in fair value of convertible notes (related party)	4,093,000	2,376,900
Change in fair value of option liabilities	1,107,353	15,979
Change in fair value of derivative asset	56,243	-
Change in fair value of warrant liabilities	93,832	119,628
Changes in assets and liabilities
Accounts receivable	(87,632)	186,179
Inventories	(1,505,000)	(156,743)
Prepaid expenses and other assets	(439,140)	(156,379)
Accounts payable and other liabilities	282,567	155,984
Accrued expenses	92,633	119,562
Lease liabilities	(239,771)	(197,384)
Contract liabilities	15,432	(22,436)
Net cash used in operating activities	(21,365,275)	(13,938,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(753,097)	(299,854)
Proceeds from sale of property and equipment	420	-
Investment in convertible note	(352,000)	-
Purchases of marketable securities	(9,894,052)	(7,405,750)
Proceeds from maturity of marketable securities	31,171,661	-
Net cash provided by (used in) investing activities	20,172,932	(7,705,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and restricted stock	43,422,613	44,139,201
Issuance costs of common stock and restricted stock	(1,838,508)	(1,313,030)
Proceeds from exercise of options, net of expenses	2,120,830	373,182
Proceeds from warrants, net of expenses	46,214	-
Payments on financing obligation	-	(209,137)
Net cash provided by financing activities	43,751,149	42,990,216

Net change in cash and cash equivalents	42,558,806	21,346,013
Cash and cash equivalents - beginning of period	19,502,348	15,707,739
Effect of foreign currency exchange rate changes on cash and cash equivalents	39,135	1,284,973
Cash and cash equivalents - end of period	$62,100,289	$38,338,725

Supplemental cash flow disclosure
Cash paid for interest	$-	$4,170
Noncash investing and financing activities
Transfer from inventory to property and equipment	$69,565	$-
Property and equipment included in accounts payable or accrued expenses	$47,653	$9,756
Operating lease right-of-use assets in exchange for operating lease liability	$43,303	$30,128
Fair value adjustment for liability-classified options and warrants exercised	$4,265,070	$293,143

See accompanying notes to the condensed consolidated financial statements (unaudited)

IMRICOR MEDICAL SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Imricor Medical Systems, Inc. is a U.S.-based medical device company that, along with its wholly-owned subsidiary incorporated in the Netherlands, Imricor B.V. (together, “Imricor” and the “Company”), seeks to address the current issues with traditional x-ray-guided ablation procedures through the development of magnetic resonance ("MR") imaging guided technology. Incorporated in the State of Delaware in 2006, the Company’s principal focus is the design, manufacturing, sale, and distribution of MR-compatible products for use in interventional magnetic resonance (“iMR”) guided ablation procedures. Imricor’s technology utilizes an intellectual property (“IP”) portfolio that includes technology developed in-house, as well as IP originating from Johns Hopkins University, Koninklijke Philips N.V., and livetec Ingenieurbuero, GmbH. The Company is headquartered in Burnsville, Minnesota, where it has development and manufacturing facilities.

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

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents
Cash	$7,236,715	$1,637,496
Money market funds	40,454,395	7,472,940
Time deposits	14,409,179	10,391,912
Total cash and cash equivalents	$62,100,289	$19,502,348

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

The Company evaluates held-to-maturity securities for expected credit losses using a qualitative assessment methodology. As of  December 31, 2025, no allowance for credit losses was required. U.S. Treasury bills are backed by the full faith and credit of the U.S. government and are considered to have minimal credit risk.

The Company excludes accrued interest from the amortized cost basis of held-to-maturity debt securities. Accrued interest totaled $117,949 as of  December 31, 2025. Accrued interest is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company recognizes interest income through accretion of the discount from the purchase price to par value over the holding period. Discount accretion is recognized in interest income on the unaudited condensed consolidated statements of operations.

The following table summarizes the gross unrealized gains and losses related to the Company’s held-to-maturity marketable securities as of December 31, 2025. The Company held no marketable securities as of  September 30, 2026.

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

Accounts Receivable and Customer Concentrations

Accounts receivable are unsecured, are recorded net of amounts expected for credit losses, and do not bear interest except if a revenue transaction has a significant financing component. The Company reviews the allowance for credit losses by considering factors such as historical experience and current economic conditions that may affect a customer’s ability to pay as of the balance sheet date. For current accounts receivable arising from revenue transactions, the Company assumes these factors do not change over the remaining life of the accounts receivable. Payment is generally due 30 days from the invoice date. When all collection efforts have been exhausted, the account is written off against the related allowance. To date the Company has not experienced any significant write-offs or significant deterioration of its accounts receivable aging, and therefore, no allowance for credit losses was considered necessary as of  September 30, 2026 or  December 31, 2025.

As of  September 30, 2026 and  December 31, 2025, the Company had total current and long-term accounts receivable of $427,726 and $336,539, respectively, of which $48,543 and $95,673 was included in long-term accounts receivable as of  September 30, 2026 and  December 31, 2025, respectively. Accounts receivable includes unbilled receivables of $47,130 and $45,757 as of  September 30, 2026 and  December 31, 2025, respectively, which represents the current portion of minimum royalties due to the Company within the next 12 months from the respective balance sheet date. The long-term accounts receivable relates to minimum royalties due to the Company beyond 12 months from the respective balance sheet date.

The following table sets forth information related to accounts receivable for the nine months ended September 30:

	Nine Months Ended September 30,
	2026	2025

Balance at January 1	$336,539	$486,772
Decrease from accounts receivable collected	(85,752)	(193,527)
Increase for accounts receivable not yet collected	176,939	9,085
Balance at September 30	$427,726	$302,330

During the nine months ended September 30, 2026, the Company had sales to 3 customers that individually accounted for 41%, 19%, and 19% of sales recognized for the period. During the nine months ended September 30, 2025, the Company had sales to 2 customers that individually accounted for 48% and 33% of sales recognized for the period. As of  September 30, 2026, the Company had accounts receivable from 3 customers that represented 41%, 37%, and 12% of the accounts receivable balance, compared to 3 customers that represented 65%, 19%, and 15% of the accounts receivable balance as of  December 31, 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on the first-in, first-out (“FIFO”) method. The establishment of allowances for excess and obsolete inventories is based on historical usage and estimated exposure on specific inventory items. Inventories consisted of the following:

	September 30,	December 31,
	2026	2025

Inventories - Current Portion
Raw materials	$458,274	$292,566
Work in process	290,956	103,215
Finished goods	1,165,210	700,284
Total Inventories - Current Portion	1,914,440	1,096,065
Inventories - Long-term
Raw materials	293,764	415,383
Finished goods	437,662	-
Total Inventories - Long-term	731,426	415,383
Total Inventories	$2,645,866	$1,511,448

Raw materials include components used to manufacture the Company’s capital equipment and consumable products. Long-term inventories represent raw materials and finished goods that the Company does not expect to consume in production or sell within 12 months. The inventories currently classified as long-term are not subject to expiration.

The Company utilizes significant estimates in determining the realizable value of its inventories, including the future revenue forecasts that will result in product sales. These estimates have a corresponding impact on the inventory values recorded as of  September 30, 2026 and  December 31, 2025. Management continually evaluates the likelihood of future sales based on current economic conditions, expiration timing of products, and product design changes prior to sale of product on hand. If actual conditions are less favorable than those the Company has projected, it may need to increase its reserves for excess and obsolete inventories. Any increases in the Company’s reserves will adversely impact its results of operations. The establishment of a reserve for excess and obsolete inventories establishes a new cost basis in the inventory. Future sales of inventory on hand at  September 30, 2026 will result in recognition of cost of sales based on initial inventory costs, net of reserves taken for expected realization values. For the three months ended  September 30, 2026 and 2025, the Company recorded inventory reserve expense of $31,451 and $133,174, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded inventory reserve expense of $301,017 and $347,893, respectively.

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

Other Assets

Other assets on the unaudited condensed consolidated balance sheets include security deposits related to the Company’s operating leases, an equity investment, a derivative asset, and a convertible note receivable. Other assets consisted of the following:

	September 30,	December 31,
	2026	2025

Security deposit	$41,097	$60,488
Equity investment	69,560	69,560
Derivative asset	-	56,243
Convertible note receivable	352,000	-
	$462,657	$186,291

The equity investment of $69,560 is held at cost. There have been no impairment losses or observable price changes recognized for the nine months ended September 30, 2026 and 2025. During the three months ended September 30, 2026, the Company paid $352,000 to acquire a convertible note receivable from a privately held company.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the unaudited condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

The following table presents the computation of basic and diluted net loss per share for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss for basic calculation	$(2,909,628)	$(3,494,087)	$(28,048,400)	$(16,635,440)
Adjustments for change in fair value of:
Convertible notes (related party)	(4,079,700)	(1,518,100)	-	-
Warrant liabilities	(334,293)	(142,304)	-	-
Option liabilities	(21,666)	(142,288)	-	-
Net loss for diluted calculation	$(7,345,287)	$(5,296,779)	$(28,048,400)	$(16,635,440)

Weighted-average shares outstanding — basic	358,022,717	320,542,276	339,876,210	304,651,497
Effect of dilutive securities:
Convertible notes (related party)	26,020,693	23,570,817	-	-
Warrants	1,024,576	637,879	-	-
Stock options	369,914	2,891,240	-	-
Weighted-average shares outstanding — diluted	385,437,900	347,642,212	339,876,210	304,651,497
Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.08)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.05)

The following table presents potentially dilutive securities that were excluded from the calculation of diluted net loss per share for the three and nine months ended  September 30 because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Exercise of stock options	36,171,577	33,790,121	41,223,116	38,986,186
Conversion of convertible notes (related party)	-	-	26,675,169	24,165,796
Exercise of warrants	3,037,465	3,115,590	5,138,033	5,216,158
Total	39,209,042	36,905,711	73,036,318	68,368,140

Foreign Currency Exchange Gains

As of  September 30, 2026 and  December 31, 2025, the Company had cash accounts denominated in Euros and Australian dollars, accounts payable that are denominated in Euros and Australian dollars, lease liabilities denominated in Euros, and accounts receivable denominated in Euros and Hungarian forint. These assets and liabilities have been remeasured into U.S. dollars at period-end exchange rates. Foreign currency exchange gain of $306,120 and $95,296 for the three months ended  September 30, 2026 and 2025, respectively, and $25,096 and $1,254,790 for the nine months ended September 30, 2026 and 2025, respectively, are included on the unaudited condensed consolidated statements of operations within other income (expense).

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

The Company’s product revenue is derived from sales of both capital equipment and single-use consumables used in iMR-guided cardiac ablation procedures. Capital equipment includes the Company’s systems such as the Advantage-MR EP Recorder/Stimulator System and NorthStar Mapping System as well as related third-party equipment, while consumables primarily comprise the Company’s catheters, including the Vision-MR Ablation Catheter and Vision-MR Diagnostic Catheter, and related accessories.

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

As of  September 30, 2026, $129,794 of a contract’s transaction price was allocated to an unsatisfied performance obligation. The Company expects to recognize the revenue related to this performance obligation during 2027.

Royalties

On June 1, 2012, the Company licensed certain intellectual property to a customer which included a royalty of 3% of product sales, subject to a minimum of $50,000 per year through 2028. The minimum guaranteed royalties were recognized upon the execution of the license agreement as these proceeds were not variable consideration. The remaining minimum royalty payments to be received, less the portion which represents future interest expected to be received within 12 months is included in accounts receivable and the amounts expected to be received in future periods beyond 12 months are included in long-term accounts receivable on the unaudited condensed consolidated balance sheets. Any royalties received in the future which are more than the minimum guaranteed royalty will be recognized when they are earned.

Contract Liabilities

In 2013, the Company licensed certain intellectual property to a customer in exchange for an upfront non-refundable license fee and milestone payments, which can total up to $7,000,000. The Company collected $6,000,000 of these milestone payments, including the non-refundable license fee, on or before October 2016. A total of $373,333 of this amount is deferred as of  September 30, 2026 and  December 31, 2025. The customer sold the portion of the business which held this license in May 2018, and the license has been assigned to the purchaser. The project is still on hold with no plans to work on final development during the next 12 months, and therefore, the contract liability is included in long-term liabilities on the unaudited condensed consolidated balance sheets as of  September 30, 2026 and  December 31, 2025.

The Company invoices its customers for product revenue based on the billing schedules in its sales arrangements. Service contracts are billed in advance, prior to the services having been performed, and the associated deferred revenue is recognized over the term of the service contract period.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as contract liabilities on the unaudited condensed consolidated balance sheets, with the contract liabilities to be recognized beyond one year being classified as non-current contract liabilities. As of  September 30, 2026 and  December 31, 2025, the Company had total current and long-term contract liabilities of $1,135,220 and $1,119,788, respectively, of which $1,085,753 was included in long-term liabilities as of  September 30, 2026 and  December 31, 2025. As of  September 30, 2026, the Company expects to recognize the balance included in long-term liabilities at an indeterminable time because a portion of the balance relates to milestone payments for a project that is currently on hold, as discussed above, while recognition of the remaining balance is contingent upon obtaining certain regulatory approvals.

The following table sets forth information related to the contract liabilities for the nine months ended September 30:

	Nine Months Ended September 30,
	2026	2025

Balance at January 1	$1,119,788	$1,158,052
Decrease from revenue recognized for completion of performance obligations that were included in contract liabilities at the beginning of the period included in:
Service revenue	(24,045)	(39,689)
Increase for revenue deferred as the performance obligation has not been satisfied related to:
Product revenue	2,589	-
Service revenue	36,888	17,253
Balance at September 30	$1,135,220	$1,135,616

Derivative Asset, Option Liabilities, and Warrant Liabilities

The Capital Commitment Agreement (“Agreement”) with GEM Global Yield LLC SCS (“GGY”) (discussed further in Note 8) met the definition of a derivative and was recorded upon issuance within other assets on the unaudited condensed consolidated balance sheets at fair value. The derivative asset was revalued at each balance sheet date, with changes in fair value recorded on the unaudited condensed consolidated statements of operations as other income (expense). The Company estimated the fair value of the asset using the Monte Carlo Simulation model.

Also, in connection with the Agreement with GGY, the Company issued 5,700,000 options which were determined to qualify as liabilities in accordance with Accounting Standards Codification (“ASC”) 480-10, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging. Additionally, the Company issued warrants in connection with the equity raises in August and October 2023 (Note 9), where 2,100,568 warrants were determined to qualify as liabilities due to the exercise price being denominated in a currency other than the Company’s functional currency. The result of this accounting treatment is that the options and warrants were recorded upon issuance as liabilities on the unaudited condensed consolidated balance sheets at fair value and were revalued at each balance sheet date, with the change in fair value recorded on the unaudited condensed consolidated statements of operations as other income (expense). The Company estimated the fair value of the liabilities using the Black-Scholes pricing model.

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

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Current Liabilities
Current portion of convertible notes (related party)	$-	$-	$29,107,200	$29,107,200
Total Current Liabilities	$-	$-	$29,107,200	$29,107,200
Long-term Liabilities
Warrant liabilities	$-	$-	$1,922,509	$1,922,509
Total Long-term Liabilities	$-	$-	$1,922,509	$1,922,509

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Long-term Assets
Derivative asset	$-	$-	$56,243	$56,243
Total Long-term Assets	$-	$-	$56,243	$56,243
Current Liabilities
Current portion of convertible notes (related party)	$-	$-	$11,745,700	$11,745,700
Option liabilities	$-	$-	$3,157,717	$3,157,717
Total Current Liabilities	$-	$-	$14,903,417	$14,903,417
Long-term Liabilities
Convertible notes, net of current portion (related party)	$-	$-	$13,268,500	$13,268,500
Warrant liabilities	$-	$-	$1,828,677	$1,828,677
Total Long-term Liabilities	$-	$-	$15,097,177	$15,097,177

The derivative asset (Note 8) is included in other assets on the unaudited condensed consolidated balance sheets. The convertible notes (related party) (Note 7), the derivative asset and option liabilities (Note 8), and the warrant liabilities (Note 9) are recognized at fair value on a recurring basis at  September 30, 2026 and  December 31, 2025, and are classified as Level 3. There have been no transfers between levels during the periods presented. The Company estimates the fair value of the asset or liabilities using the Monte Carlo Simulation model or Black-Scholes pricing model.

See Notes 7, 8, and 9 for further details and assumptions used in the respective pricing model.

As of  September 30, 2026 and  December 31, 2025, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

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

The grant program ended on June 30, 2025. Income of $658,546 for the nine months ended September 30, 2025, was included in government grant income on the unaudited condensed consolidated statements of operations.

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

Income of $34,814 was included in government grant income on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s unaudited condensed consolidated financial statements and related notes.

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

For the nine months ended September 30, 2026, the Company incurred a net loss of $28,048,400 and cash used in operating activities was $21,365,275. As of  September 30, 2026, the Company had working capital of $33,663,507. Current liabilities include the current portion of the Company’s convertible notes (related party), which are recorded at fair value in accordance with ASC 825, Financial Instruments ("ASC 825"). As of  September 30, 2026, the convertible notes (related party) had a carrying amount of $29,107,200, compared with outstanding contractual principal and accrued interest totaling $7,074,675. The Company has sufficient cash and cash equivalents to repay the contractual principal and accrued interest on the convertible notes (related party) at their scheduled maturity dates if the holder does not elect to convert the notes. The Company also has sufficient authorized and unissued shares of common stock available to satisfy conversion of the notes if elected by the holder. See Note 7 for further details.

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

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2026	2025

Compensation	$735,188	$917,553
Other accruals	992,714	702,401
	$1,727,902	$1,619,954

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2026	2025

Office furniture and equipment	$739,068	$329,106
Lab and production equipment	2,871,619	2,563,189
Computer equipment	412,461	303,145
MR scanner	1,200,000	1,200,000
Leasehold improvements	1,678,937	1,641,837
	6,902,085	6,037,277
Less: accumulated depreciation and amortization	(4,960,366)	(4,498,817)
	$1,941,719	$1,538,460

Depreciation and amortization expense was $141,378 and $177,959 for the three months ended  September 30, 2026 and 2025, respectively. Depreciation and amortization expense was $465,246 and $539,633 for the nine months ended September 30, 2026 and 2025, respectively.

Note 5 – Leases

Operating Leases

As of  September 30, 2026, remaining maturities of the Company’s operating lease liabilities are as follows for the years ending December 31:

2026 (remaining)	$95,626
2027	263,241
2028	207,544
2029	182,520
2030	75,228
Total lease payments	824,159
Less: interest	(72,766)
Present value of lease liabilities	751,393
Less: current portion	(271,778)
Operating lease liability, net of current portion	$479,615

The cost components of the Company’s operating leases were as follows for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating lease cost	$75,075	$73,237	$232,362	$205,266
Variable lease cost	43,238	42,775	127,064	130,826
	$118,313	$116,012	$359,426	$336,092

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

At  September 30, 2026, the Company had accounts payable to one vendor that accounted for 10% of the total outstanding balance. At  December 31, 2025, the Company had accounts payable to two vendors that each accounted for 12% of the total outstanding balance.

Purchase Commitments

At  September 30, 2026 and  December 31, 2025, the Company had $762,550 and $218,912, respectively, in outstanding firm purchase commitments for raw materials inventory and prototype components used in research and development activities. As of  September 30, 2026, payment of the purchase commitments is expected to be made within one year. During the nine months ended September 30, 2026 and 2025, the Company purchased $94,490 and $278,813, respectively, under firm purchase commitments outstanding at the beginning of the respective year.

Retirement Plan

The Company maintains retirement plans for its employees in which eligible employees can contribute a percentage of their compensation. During the three months ended  September 30, 2026 and 2025, the Company contributed $107,796 and $85,367 to these plans, respectively. During the nine months ended September 30, 2026 and 2025, the Company contributed $354,791 and $256,697 to these plans, respectively.

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

The first tranche was issued on December 23, 2022. The Company received $2,325,000 in gross proceeds from the issuance of the convertible note. The convertible note bears interest of 10% per annum, compounded annually. The interest accrued during the three months ended  September 30, 2026 and 2025 was $78,000 and $70,909, respectively. The interest accrued during the nine months ended September 30, 2026 and 2025 was $231,457 and $210,416, respectively. As of  September 30, 2026 and  December 31, 2025, cumulative accrued interest on the first tranche totaled $1,007,815 and $776,358, respectively, and the entire principal balance of $2,325,000 remained outstanding at both dates. All or a portion of the principal is convertible into CHESS Depositary Interests (“CDIs”, as described further in Note 9) at a price of $0.2691 per share at the election of the holder following the 36 month anniversary of the closing date. All or a portion of accrued and unpaid interest is convertible into CDIs at a price of $0.2563 per share at the election of the holder during the same time frame. Accrued interest on the convertible notes is included in the fair value of the convertible notes (related party) on the unaudited condensed consolidated balance sheets. The maximum number of CDIs to be issued upon conversion of the principal amount and interest is no more than 12,849,949 CDIs. As of  September 30, 2026, 12,572,080 CDIs would be issued if the principal and accrued interest were converted.

The second tranche was issued on March 28, 2023. The Company received $2,675,000 of gross proceeds from the issuance of the convertible note. The second tranche is subject to the same terms as the first tranche. The interest accrued during the three months ended  September 30, 2026 and 2025 was $89,742 and $81,584, respectively. The interest accrued during the nine months ended September 30, 2026 and 2025 was $258,585 and $235,078, respectively. As of  September 30, 2026 and  December 31, 2025, cumulative accrued interest on the second tranche totaled $1,066,860 and $808,275, respectively, and the entire principal balance of $2,675,000 remained outstanding at both dates. The maximum number of CDIs to be issued upon conversion of the principal and interest is no more than 14,784,350 CDIs. As of  September 30, 2026, 14,103,089 CDIs would be issued if the principal and accrued interest were converted.

The maturity date on the notes is the earliest occurrence of (i) a change-in-control event, at which time the Company would be required to pay the holder the greater of 125% of the then outstanding balance plus accrued and unpaid interest or the amount the holder would receive if the principal and accrued and unpaid interest had been converted to CDIs at a conversion price equal to the variable weighted average price (“VWAP”) of the CDIs for the 10 day period ending on the change-in-control event date; or (ii) the four year anniversary of the closing date of each tranche, being December 23, 2026 for the first tranche and March 28, 2027 for the second tranche.

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

The convertible notes (related party) were recorded as a liability on the unaudited condensed consolidated balance sheets at the dates of issuance. The following table provides a summary of change in fair value of the convertible notes (related party) for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$33,186,900	$23,764,700	$25,014,200	$19,869,700
Fair value change in convertible notes (related party)	(4,079,700)	(1,518,100)	4,093,000	2,376,900
Ending balance	$29,107,200	$22,246,600	$29,107,200	$22,246,600

As of  September 30, 2026, the Company had total convertible notes (related party) of $29,107,200, all of which was classified as current liabilities on the unaudited condensed consolidated balance sheets. As of  December 31, 2025, the Company had total convertible notes (related party) of $25,014,200 of which $13,268,500 was classified as long-term liabilities on the unaudited condensed consolidated balance sheets.

The fair value of the convertible notes is measured in accordance with ASC 820 using the “Monte Carlo Method” modeling incorporating the following inputs:

	September 30,	December 31,
	2026	2025

Expected dividend yield	0%	0%
Expected stock-price volatility	54.1%	66.0 - 72.1%
Risk-free interest rate	4.09 - 4.23%	3.42 - 3.43%
Stock price	$1.1022	$1.0210
Conversion price	$0.2563 - 0.2691	$0.2563 - 0.2691

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

Note 8 – Capital Commitments

On July 6, 2023, the Company entered into a Capital Commitment Agreement (“Agreement”) with GEM Global Yield LLC SCS (“GGY”), under the terms of which GGY agreed to provide the Company with up to $30 million Australian dollars through a Security Subscription Facility (the “Facility”) over a 3-year term. The Agreement allowed the Company to draw down funds during the 3-year term by giving GGY 15 Australian Securities Exchange (“ASX”) trading days’ notice to subscribe for CDIs, subject to share lending arrangement(s) being in place. The number of CDIs which GGY may subscribe for was capped at 700% of the average daily number of CDIs traded on the ASX during the 15 trading days prior to the relevant drawdown notice, subject to certain adjustments. The subscription price of the CDIs to be issued to GGY was the higher of (i) 90% of the average closing bid price of the Company’s CDIs over the 15 consecutive trading days after the Company gave the drawdown notice, subject to certain adjustments; or (ii) a fixed floor price nominated by the Company in the drawdown notice. The Company controlled the timing of drawdowns under the Facility and had no minimum drawdown obligation. The issue of CDIs to GGY pursuant to any drawdown notice was also conditional on the Company having sufficient placement capacity under ASX Listing Rules 7.1 or 7.1A (as applicable) or obtaining any requisite securityholder approval for the issue.

The Agreement met the definition of a derivative in accordance with ASC 815 and was measured at fair value. Any changes in fair value of such instruments are recorded in other income (expense) on the unaudited condensed consolidated statements of operations.

The following table provides a summary of the change in fair value of the derivative asset for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$-	$56,243	$56,243	$56,243
Fair value change in derivative asset	-	-	(56,243)	-
Ending balance	$-	$56,243	$-	$56,243

As the Agreement approached its contractual expiration on July 6, 2026, and no further drawdowns were expected prior to its expiration, our fair‑value assessment as of  June 30, 2026, resulted in the derivative asset being reduced to zero. Following the expiration of the Agreement on July 6, 2026, the derivative asset remained at zero as of  September 30, 2026. The derivative asset’s fair value as of  December 31, 2025, was calculated using the Monte Carlo Simulation model utilizing the following assumptions:

December 31,
2025
Expected stock-price volatility	104.1%
Risk-free interest rate	4.0%
Stock price (in Australian dollars)	$0.5700

Pursuant to the terms of the Agreement, the Company issued options to purchase 5,700,000 CDIs with an exercise price of $0.61 Australian dollars per CDI and a 3-year term.

The following table provides a summary of activity related to the CDI options for the nine months ended September 30:

CDI options outstanding at December 31, 2025	5,051,539
Exercise of CDI options	(5,051,539)
CDI options outstanding at September 30, 2026	-

CDI options outstanding at December 31, 2024	5,700,000
Exercise of CDI options	(503,935)
CDI options outstanding at September 30, 2025	5,196,065

The following table provides a summary of the changes in fair value of the CDI options for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$4,286,736	$3,000,124	$3,157,717	$3,135,000
Fair value change in CDI options	(21,666)	(142,288)	1,107,353	15,979
Exercise of CDI options	(4,265,070)	-	(4,265,070)	(293,143)
Ending balance	$-	$2,857,836	$-	$2,857,836

As of  December 31, 2025, the CDI options had a fair value of $3,157,717 and were classified as current liabilities on the unaudited condensed consolidated balance sheets.

The CDI options’ fair value was calculated using the Black-Scholes option pricing model utilizing the following assumptions:

December 31,
2025

Expected dividend yield	0%
Expected stock-price volatility	59.2%
Risk-free interest rate	3.97%
Stock price	$1.0240
Conversion price	$0.4083

The fair value of CDI options was determined using the Black-Scholes option pricing model with assumptions consistent in methodology to those used for stock options, except that the contractual life of the options is used as the expected term and volatility of the stock price is estimated based on the Company's own historical volatility.

Note 9 – Stockholders’ Equity

Capital Stock Authorized

As of  September 30, 2026 and  December 31, 2025, the Board of Directors of the Company had authorized 560,000,000 shares of capital stock, consisting of 535,000,000 shares of common stock and 25,000,000 shares of preferred stock.

Common Stock

The ASX uses an electronic system called CHESS for the clearance and settlement of trades on the ASX. The State of Delaware does not recognize the CHESS system of holding securities or electronic transfers of legal title to shares. To enable companies to have their securities cleared and settled electronically through CHESS, CDIs are issued. CDIs are units of beneficial ownership in shares and are traded in a manner similar to shares of Australian companies listed on the ASX. The legal title to the shares is held by a depositary, CHESS Depositary Nominees Pty Ltd, which is a wholly-owned subsidiary of the ASX, and is an approved general participant of ASX Settlement. One share of common stock is equivalent to one CDI.

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

In  September 2025, a total of 356,150 options to purchase common stock were exercised at prices ranging from $0.31 to $0.52 per share for total proceeds of $180,922, net of expenses.

In May 2026, the Company completed an equity raise with Australian and New Zealand investors which consisted of 32,432,433 CDIs at $1.85 Australian dollars per CDI for proceeds of $41,585,804, net of expenses.

In July 2026, a total of 5,051,539 CDI Options were exercised at $0.61 Australian dollars per CDI for total proceeds of $2,113,660, net of expenses.

In August 2026, a total of 30,000 options to purchase common stock were exercised at prices ranging from $0.21 to $0.31 per share for total proceeds of $7,170, net of expenses.

In September 2026, a warrant to purchase 78,125 shares of Class A common stock was exercised at $0.60 per share for total proceeds of $46,214, net of expenses.

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

Stock Option Plans

On February 14, 2019, the Board of Directors adopted, and our stockholders approved, the 2019 Equity Incentive Plan, reserving 11,418,500 shares of the Company’s common stock for the granting of incentive and nonqualified stock options, or other stock-based awards, to employees, directors, and consultants. On March 24, 2026, the Board of Directors adopted, and on May 7, 2026, our stockholders approved, the Amended and Restated 2019 Equity Incentive Plan (the "2019 Plan") increasing the number of shares of the Company’s common stock reserved for issuance to 45,150,000. Under the 2019 Plan, on the first day of each of the Company’s fiscal years beginning in 2020, the number of shares of Common Stock available for issuance from time to time under the 2019 Plan automatically will be increased by an amount equal to the lesser of (i) five percent (5%) of the aggregate number of shares reserved under this Plan on the last day of the immediately preceding fiscal year, and (ii) such number of shares determined by the Board (the “Annual Increase”). The maximum aggregate number of shares that may be issued upon the exercise of ISOs under the 2019 Plan may not exceed the initial limit cumulatively increased on each January 1 beginning in 2020 by the lesser of the Annual Increase for such year or 3,000,000 shares, unless the increase is approved by our stockholders. Certain increases to the share reserve have historically received stockholder approval in connection with the Company’s annual meeting. As of  September 30, 2026, the cumulative number of shares authorized for issuance under the 2019 Plan is 45,150,000 shares, of which 2,675,887 shares remained available for future issuance.

Options are granted at a price equal to the closing sale price of a CDI as of the date of grant, converted from Australian dollars to U.S. dollars using the prevailing exchange rate. Generally, vesting terms of outstanding options range from immediate to four years. In addition, some options have been issued to the management team that vest upon completion of certain milestones and performance requirements; as of  September 30, 2026, 26,393,261 of these options are issued and outstanding. For these performance-based awards, expense is recognized over the requisite service period when it is probable the performance condition will be achieved. If at any point the Company determines that the performance condition is improbable, any previously recognized expense is reversed. Adjustments for forfeitures are recorded as they occur. In no event are the options exercisable for more than ten years after the date of grant. The Company issues new shares of common stock when stock options are exercised.

The following provides a summary of activity related to the Company’s stock options for the nine months ended September 30:

		Weighted-Average	Aggregate
	Number of	Exercise	Intrinsic
	Option Shares	Price	Value

Options outstanding - December 31, 2025	33,907,621	$0.58
Exercised	(30,000)	0.25
Forfeited	(45,000)	1.07
Expired	-	-
Granted	2,338,956	1.30
Options outstanding - September 30, 2026	36,171,577	$0.63	$18,114,403
Options exercisable - September 30, 2026	10,714,897	$0.68	$5,006,401
Weighted average fair value of options granted during the nine months ended September 30, 2026		$0.95

		Weighted-Average	Aggregate
	Number of	Exercise	Intrinsic
	Option Shares	Price	Value

Options outstanding - December 31, 2024	25,555,170	$0.42
Exercised	(356,150)	0.51
Forfeited	(18,750)	0.21
Expired	(19,100)	0.74
Granted	8,628,951	1.06
Options outstanding - September 30, 2025	33,790,121	$0.58	$14,263,079
Options exercisable - September 30, 2025	6,645,816	$0.66	$2,315,670
Weighted average fair value of options granted during the nine months ended September 30, 2025		$0.82

The weighted average remaining contractual life of options outstanding and exercisable was 6.81 and 5.03 years, respectively, as of  September 30, 2026.

The intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $30,375 and $138,476, respectively.

The fair value of option awards granted was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Nine Months Ended September 30,
	2026	2025

Expected life (years)	5.83 - 6.25	5.32 - 6.82
Expected stock-price volatility	81.73 - 84.76%	85.4 - 88.0%
Risk-free interest rate	3.88 - 4.45%	3.93 - 4.38%
Expected dividend yield	0%	0%

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

The following table summarizes stock-based compensation expense related to options recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cost of goods sold	$56,442	$8,610	$123,045	$22,193
Sales and marketing	158,626	33,270	283,655	85,607
Research and development	441,239	45,899	815,070	119,534
General and administrative	509,756	77,573	989,518	186,119
	$1,166,063	$165,352	$2,211,288	$413,453

In January 2026, the Company received 510(k) clearance under the premarket notification process from the United States Food and Drug Administration (“FDA”) for its Vision-MR Diagnostic Catheter and its NorthStar Mapping System. These clearances caused the related performance conditions to be satisfied and 2,088,721 performance-based stock options to vest. The Company recognized $772,649 of additional stock-based compensation expense during the nine months ended September 30, 2026 in connection with these awards. In September 2026, the Company received its first U.S. customer product order and completed its first U.S. sale of its NorthStar Mapping System. These events caused the related performance conditions to be satisfied and 1,194,110 performance-based stock options to vest. The Company recognized an additional $1,015,213 of stock-based compensation expense during the nine months ended September 30, 2026 in connection with these awards.

No income tax benefits were recognized in the accompanying unaudited condensed consolidated statements of operations related to this compensation expense due to the full valuation allowance provided on the Company’s deferred income tax assets.

As of  September 30, 2026, the total unrecognized compensation cost related to unvested stock options then outstanding was $10,942,188. Future stock-based compensation expense is expected to be as follows for the years ending December 31:

2026 (remaining)	$163,739
2027	573,336
2028	369,578
2029	242,928
2030	86,213
Total related to options expected to vest	1,435,794
Performance grants not probable of achievement	9,506,394
Total unrecognized compensation expense	$10,942,188

The performance grants not probable of achievement are generally related to the receipt of regulatory approvals or sales milestones predicated on the receipt of regulatory approvals not yet received. Under U.S. GAAP, these milestones are generally not considered probable until the regulatory approval is obtained.

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

The following provides a summary of activity related to time-based nonvested restricted stock grants for the nine months ended September 30:

		Weighted Average
	Nonvested	Grant Date
	Restricted Shares	Fair Value

Outstanding as of December 31, 2025	696,838	$0.39
Granted	111,497	1.29
Vested	(315,898)	0.32
Forfeited	-	-
Outstanding as of September 30, 2026	492,437	$0.64

		Weighted Average
	Nonvested	Grant Date
	Restricted Shares	Fair Value

Outstanding as of December 31, 2024	861,161	$0.25
Granted	121,260	1.07
Vested	(285,583)	0.24
Forfeited	-	-
Outstanding as of September 30, 2025	696,838	$0.39

Total stock-based compensation expense resulting from grants of restricted stock was $29,487 and $25,717 for the three months ended  September 30, 2026 and 2025, respectively, and $82,466 and $64,411 for the nine months ended September 30, 2026 and 2025, respectively, and is included in general and administrative expenses on the unaudited condensed consolidated statements of operations. No income tax benefits were recognized in the accompanying unaudited condensed consolidated statements of operations related to this compensation expense due to the full valuation allowance provided on the Company’s deferred income tax assets.

As of  September 30, 2026, the total unrecognized compensation cost related to unvested restricted stock was $267,906. Future stock-based compensation expense is expected to be as follows for the years ending December 31:

2026 (remaining)	$29,488
2027	100,983
2028	77,248
2029	47,723
2030	12,464
Total	$267,906

Warrants

As part of the convertible notes (related party) issuances in 2022 and 2023 and the equity raises in 2023, the Company issued warrants to purchase common stock or CDIs which are summarized below for the nine months ended September 30:

	Number of	Weighted-Average
	Warrants	Exercise Price

Warrants outstanding - December 31, 2025	5,216,158	$0.4742
Warrants issued	-	-
Warrants exercised	(78,125)	0.6000
Warrants expired/forfeited	-	-
Warrants outstanding - September 30, 2026	5,138,033	$0.4723
Warrants exercisable - September 30, 2026	5,138,033	$0.4723

	Number of	Weighted-Average
	Warrants	Exercise Price

Warrants outstanding - December 31, 2024	5,216,158	$0.4742
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired/forfeited	-	-
Warrants outstanding - September 30, 2025	5,216,158	$0.4742
Warrants exercisable - September 30, 2025	5,216,158	$0.4742

The warrants issued in connection with the equity raises were evaluated under ASC 480 and ASC 815. Of the 3,265,318 warrants issued in connection with the equity raises, 2,100,568 were determined to qualify as liabilities due to the exercise price being denominated in a currency other than the Company’s functional currency, while the remaining 1,164,750 do not meet the characteristics for liability classification under either provision and as such are classified as equity under ASC 815. As of  September 30, 2026, 3,187,193 warrants issued in connection with the equity raises remained outstanding, consisting of 2,100,568 liability-classified warrants and 1,086,625 equity-classified warrants. The warrants expire ten years after the dates of issuance. In addition, as of  September 30, 2026, the Company has 1,950,840 warrants outstanding that were issued in connection with the convertible notes (related party) issuances, which are classified as equity under ASC 815. See Note 7 for further details.

Any subsequent changes in fair value of warrants classified as a liability have been recorded in change in fair value of warrant liabilities on the unaudited condensed consolidated statements of operations. The following table provides a summary of change in fair value of the warrants classified as a liability for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$2,256,802	$1,793,999	$1,828,677	$1,532,067
Fair value change in warrants	(334,293)	(142,304)	93,832	119,628
Ending balance	$1,922,509	$1,651,695	$1,922,509	$1,651,695

As of  September 30, 2026 and  December 31, 2025, the fair value of the warrants of $1,922,509 and $1,828,677, respectively, are classified as long-term warrant liabilities on the unaudited condensed consolidated balance sheets.

The fair value of the warrants was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	September 30,	December 31,
	2026	2025

Expected dividend yield	0%	0%
Expected stock-price volatility	81.9 - 82.5%	85.3 - 85.5%
Risk-free interest rate	5.14%	4.60%
Stock price	$1.1059	$1.0240
Conversion price	$0.6628 - 0.6977	$0.6358 - 0.6693

The fair value of warrants was determined using the Black-Scholes option pricing model with assumptions consistent in methodology to those used for stock options, except that the contractual life of the warrant is used as the expected term.

Note 10 – Income Taxes

The effective tax rate for the nine months ended September 30, 2026 and 2025 was zero percent. As a result of the analysis of all available evidence as of  September 30, 2026 and  December 31, 2025, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the nine months ended September 30, 2026 and 2025. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

Note 11 – Segment Information

The Company sells capital equipment, which includes both Imricor-developed and third-party equipment, and consumable products, for use in iMR labs, and capital equipment maintenance service agreements.

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

The following table summarizes the significant expense categories provided to the CODM for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues
Equipment revenue	$168,970	$8,461	$186,287	$29,272
Consumable revenue	2,467	4,971	(32,715)	139,957
Service revenue	16,372	21,359	58,880	62,437
Total Revenues	187,809	34,791	212,452	231,666

Costs and expenses
Cost of goods sold	615,830	701,987	2,010,471	1,513,681
Sales expenses	811,930	652,484	2,232,046	1,967,280
Marketing expenses	687,726	448,107	2,087,175	1,338,004
Clinical research expenses	854,921	562,065	3,060,795	1,699,353
Regulatory affairs and quality assurance expenses	1,175,225	777,474	3,014,853	2,448,428
Other research and development expenses	2,226,633	1,238,247	5,917,384	4,192,812
General and administrative expenses	1,989,349	1,423,632	5,798,844	3,953,429
Total Costs and Expenses	8,361,614	5,803,996	24,121,568	17,112,987

Loss from Operations	(8,173,805)	(5,769,205)	(23,909,116)	(16,881,321)

Other income (expense)
Interest income	528,798	380,729	1,172,944	862,621
Foreign currency exchange gain	306,120	95,296	25,096	1,254,790
Other income (expense)	4,429,259	1,799,093	(5,337,324)	(1,871,530)
Total Other Income (Expense)	5,264,177	2,275,118	(4,139,284)	245,881

Net loss	$(2,909,628)	$(3,494,087)	$(28,048,400)	$(16,635,440)

A customer return occurred during the three months ended March 31, 2026, and, as a result, consumable revenues for the nine months ended September 30, 2026, are lower than consumable revenues for the three months ended September 30, 2026.

Other segment items within net loss correspond to the unaudited condensed consolidated statements of operations line items for interest expense, government grant income, change in fair value of convertible notes (related party), change in fair value of option liabilities, change in fair value of derivative asset, change in fair value of warrant liabilities, and other expense.

Revenues by region were as follows for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Europe	$69,627	$34,791	$94,270	$231,666
U.S.	118,182	-	118,182	-
Total revenue by geography	$187,809	$34,791	$212,452	$231,666

The following table provides revenue by country based on the location where services are provided and products are sold for more than 10% of the total revenue for the three and nine months ended  September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

U.S.	$118,182	$-	$118,182	$-
Germany	8,630	13,742	61,967	76,256
Hungary	6,408	5,313	19,521	15,126
Netherlands	54,589	15,736	12,782	140,284
	$187,809	$34,791	$212,452	$231,666

Property and equipment is held in the following countries:

	September 30,	December 31,
	2026	2025

U.S.	$1,576,952	$1,121,585
Germany	146,077	175,111
Other foreign countries	218,690	241,764
	$1,941,719	$1,538,460

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

Overview

Imricor is a U.S.-based medical device company that is leading the new field of real-time iMR cardiac ablations – that is, cardiac ablations guided by real-time MR, rather than by conventional x-ray fluoroscopy. Our principal focus is the design, manufacturing, sale, and distribution of MR-compatible products for cardiac catheter ablation procedures.

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

We sell our capital and consumable products to hospitals and clinics for use in iMR labs, in which ablation procedures using the Vision-MR Ablation Catheter can be performed. We collaborate with GE Healthcare, Philips, and Siemens, the three leading global MR vendors who provide MR systems for iMR labs, to target certain sites and support the design and construction of iMR labs for those sites.

Financial Overview

Imricor is in the early commercialization phase and is not yet profitable as we continue to invest in clinical validation, regulatory approvals, and commercial infrastructure to support adoption of iMR procedures. As a result, for the nine months ended September 30, 2026, the Company incurred a net loss of $28,048 thousand on revenues of $212 thousand. Operating expenses, primarily in research and development, sales and marketing, and general and administrative functions, reflect planned investments in pursuing U.S. regulatory approval, expanding our clinical support and sales teams, and building iMR lab infrastructure in our target markets.

As of September 30, 2026, the Company had cash and cash equivalents of $62,100 thousand, compared to cash and cash equivalents of $19,502 thousand and marketable securities of $21,278 thousand as of December 31, 2025. We have funded our operations to date primarily through the sale of our common stock and CDIs and through indebtedness. We expect to continue to incur operating losses for the foreseeable future as we execute our commercialization and clinical strategies. We anticipate that achieving profitability will require significant growth in iMR procedure volume and geographic expansion, and the Company may require additional financing to support these objectives.

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

●

Market adoption. Our ability to generate revenue is dependent on hospitals and clinics with ablation centers in markets where we obtain the required regulatory approval establishing an iMR lab and adopting our MR-compatible technology for cardiac catheter ablation procedures. While we work collaboratively with leading MR vendors to drive lab adoption, there can be no guarantee on the outcome.

●

Competition. We expect to generate the vast majority of our future revenue from the sale of our products used for MR-guided cardiac ablation procedures. The medical device industry is competitive, subject to rapid change, and significantly affected by new product introductions. There are a number of other products and devices on the market which are not traditionally MR-compatible, but which are commonly used to perform conventional cardiac catheter ablation procedures. To this end, we will compete with larger companies who manufacture and sell ablation and diagnostic electrophysiology products. We must strive to be successful in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.

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

On July 6, 2026, a total of 5,051,539 CDI options were exercised by holders of previously issued CDI options. We received total proceeds of $2,114 thousand, net of expenses.  In connection with the exercise, the fair value of the option liabilities of $4,265 thousand as of the settlement date was reclassified to additional paid-in capital.

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

Product Revenue

Our product revenue is derived from sales of our cardiac ablation systems, associated consumables, and third-party equipment to hospitals, clinics, and other providers. Our primary products include the Vision-MR Ablation Catheter and Vision-MR Diagnostic Catheter, which are used in iMR-guided cardiac ablation procedures. Customers select our products based on clinical efficacy, ease of use, pricing, and third-party reimbursement availability. We currently derive revenue from both domestic and international markets, particularly the U.S. and the European Union, where we maintain a direct sales organization. In other international markets, including the Middle East, we distribute our products through exclusive distributors. We evaluate sales returns and allowances for variable consideration on a monthly basis and allowance for credit losses at each reporting period. We have historically not considered provisions for these items necessary.

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

Cost of Goods Sold

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

Research and Development Expenses

Research and development expenses include salaries for our research and development, regulatory, quality, and clinical personnel, clinical trial expenses, regulatory submissions, manufacturing process improvements, product development costs, enhancements to our currently commercialized products, and additional investments in our product development pipeline. We expense research and development expenses as incurred. We track external costs on a development program basis for our key programs, including VISABL-AFL and Vision-MR Ablation of Ventricular Tachycardia ("VISABL-VT"). However, we do not track internal costs, including personnel related costs, equipment costs, facility costs, and supplies, on a development program basis because these costs are deployed across multiple programs and are monitored in total rather than by individual program. We generally expect that research and development expenses will increase as we conduct our VISABL-AFL and VISABL-VT clinical trials, pursue additional regulatory approvals in the U.S. and international markets, advance next-generation product development, and optimize our manufacturing processes.

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

Other Income (Expense)

Other income (expense) consists primarily of changes in fair value of our financial instruments, including convertible notes (related party), option liabilities, and warrant liabilities that are remeasured to fair value at each reporting period, as well as interest income from our investments in cash, cash equivalents, and marketable securities. Additionally, other income and expense may include foreign currency exchange gains and losses resulting from remeasurements on our cash holdings, receivables, leases, and liabilities denominated in foreign currencies such as Euros and Australian dollars, government grant income related to our research and development activities, and interest expense on financing agreements.

Results of Operations

Comparison of the Three Months Ended September 30, 2026, to the Three Months Ended September 30, 2025

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%

Revenues	$188	$35	$153	437%

Costs and Expenses:
Cost of goods sold	616	702	(86)	(12)%
Sales and marketing	1,500	1,101	399	36%
Research and development	4,257	2,578	1,679	65%
General and administrative	1,989	1,423	566	40%
Total Costs and Expenses	8,362	5,804	2,558	44%

Loss from Operations	(8,174)	(5,769)	(2,405)	42%

Total Other Income (Expense)	5,264	2,275	2,989	131%

Net Loss	$(2,910)	$(3,494)	$584	(17)%

Revenues

Our revenue is derived from product revenue and service revenue. We earned revenue of $188 thousand for the three months ended September 30, 2026, as compared to revenue of $35 thousand for the three months ended September 30, 2025, an increase of $153 thousand. The increase in revenue compared to the prior period was primarily due to our first U.S. sale of our NorthStar Mapping System in September 2026.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2026, were $616 thousand, compared to $702 thousand during the three months ended September 30, 2025, representing a decrease of $86 thousand. The decrease in cost of goods sold was primarily due to a $287 thousand favorable change in inventory absorption resulting from higher production levels, including production of clinical trial materials and equipment, relative to sales during the three months ended September 30, 2026, compared to the corresponding period in 2025. Additionally, inventory reserve expense decreased $102 thousand during the three months ended September 30, 2026, compared to the corresponding period in 2025. These decreases were partially offset by higher personnel-related costs compared to the prior period. Personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, increased $290 thousand following the expansion of our manufacturing team which resulted in a higher number of employees during the three months ended September 30, 2026, compared to the corresponding period in 2025.

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2026, were $1,500 thousand, compared to $1,101 thousand during the three months ended September 30, 2025, representing an increase of $399 thousand. This increase was primarily attributed to higher personnel-related costs of $254 thousand, including salaries, bonuses, benefits, and other employee expenses, reflecting the expansion of our sales and marketing teams which resulted in a higher number of sales and marketing employees during the three months ended September 30, 2026, compared to the corresponding period in 2025. Additionally, event-related sales and marketing expenses increased $60 thousand, driven by increased spending for trade shows and conventions.

Research and Development

Research and development expenses during the three months ended September 30, 2026, were $4,257 thousand, compared to $2,578 thousand during the three months ended September 30, 2025, representing an increase of $1,679 thousand. This increase was primarily attributed to higher personnel-related costs during the three months ended September 30, 2026, compared to the corresponding period in 2025, which increased $1,316 thousand, of which $395 thousand relates to an increase in stock-based compensation expense, driven primarily by the achievement of performance-based vesting conditions for equity awards previously granted to research and development employees. The remaining increase in personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, was driven by a higher number of research and development employees during the three months ended September 30, 2026, compared to the corresponding period in 2025, to support multiple concurrent development programs and regulatory initiatives. Additionally, professional services, including consulting expenses, increased $260 thousand during the three months ended September 30, 2026, compared to the corresponding period in 2025, primarily to support these development programs, regulatory initiatives, and clinical trial activities. External clinical expenses increased $148 thousand, reflecting expanded clinical trial activities, driven by an increase of $150 thousand in external costs associated with the VISABL-VT trial, primarily due to costs associated with inventory designated for use in the VISABL-VT trial during the three months ended September 30, 2026, compared to the corresponding period in 2025.

General and Administrative

General and administrative expenses during the three months ended September 30, 2026, were $1,989 thousand, compared to $1,423 thousand during the three months ended September 30, 2025, representing an increase of $566 thousand. This increase was primarily attributed to higher personnel-related costs, which increased $559 thousand during the three months ended September 30, 2026, compared to the corresponding period in 2025, of which $436 thousand relates to an increase in stock-based compensation expense, driven primarily by the achievement of performance-based vesting conditions for equity awards previously granted to general and administrative employees. The remaining increase in personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, was driven by a higher number of general and administrative employees during the three months ended September 30, 2026, compared to the corresponding period in 2025, to support the additional reporting obligations associated with the SEC registration and growth in personnel in preparation for anticipated U.S. commercialization following expected FDA approval.

Other Income (Expense)

Total other income (expense) during the three months ended September 30, 2026, was income of $5,264 thousand, compared to income of $2,275 thousand during the three months ended September 30, 2025, representing an increase in income of $2,989 thousand. This increase was primarily attributed to favorable changes in non-cash expenses from changes in fair value of convertible notes (related party), option liabilities, and warrant liabilities, which together increased from income of $1,803 thousand for the three months ended September 30, 2025, to income of $4,436 thousand for the three months ended September 30, 2026, representing a favorable change of $2,633 thousand. A favorable change in foreign currency exchange gain, primarily related to foreign currency remeasurement on our cash held in Australian dollars, further contributed $211 thousand to the increase in income during the three months ended September 30, 2026, compared to the corresponding period in 2025.

Net loss

As a result of the above factors, our net loss was $2,910 thousand for the three months ended September 30, 2026, as compared to a net loss of $3,494 thousand for the three months ended September 30, 2025. We expect to continue incurring net losses until such time as we obtain additional regulatory approvals for our MR-compatible cardiac catheter ablation products, expand our commercialization, and generate sufficient revenue to offset our costs and expenses.

Comparison of the Nine Months Ended September 30, 2026, to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%

Revenues	$212	$232	$(20)	(9)%

Costs and Expenses:
Cost of goods sold	2,010	1,514	496	33%
Sales and marketing	4,319	3,305	1,014	31%
Research and development	11,993	8,341	3,652	44%
General and administrative	5,799	3,953	1,846	47%
Total Costs and Expenses	24,121	17,113	7,008	41%

Loss from Operations	(23,909)	(16,881)	(7,028)	42%

Total Other Income (Expense)	(4,139)	246	(4,385)	(1,783)%

Net Loss	$(28,048)	$(16,635)	$(11,413)	69%

Revenues

Our revenue is derived from product revenue and service revenue. We earned revenue of $212 thousand for the nine months ended September 30, 2026, as compared to revenue of $232 thousand for the nine months ended September 30, 2025, a decrease of $20 thousand. The decrease in revenue compared to the prior period was primarily due to a decrease in product revenue, resulting from lower sales volumes of consumable devices of $97 thousand and a customer return of consumable devices totaling $76 thousand during the nine months ended September 30, 2026. The decrease in consumable product revenue was primarily offset by the increase in equipment revenue of $157 thousand, due primarily to our first U.S. sale of our NorthStar Mapping System in September 2026. Service revenue remained relatively constant compared to the prior period, due to ongoing maintenance and support services provided to existing customers throughout the year.

The decrease in consumable sales volumes was primarily attributable to certain customer sites in Europe exclusively enrolling patients in our VISABL-AFL clinical trial. Consumable devices used in clinical trial procedures are not recognized as product revenue. During the nine months ended September 30, 2025, these customer sites performed commercial procedures, resulting in recognized product revenue, before they began enrolling patients in our VISABL-AFL clinical trial. We currently expect that, following completion of enrollment in our VISABL-AFL clinical trial, these customer sites in the European Union will transition back to commercial use of our consumable devices, and based on our assessment, this trend is reasonably likely to have a favorable impact on future product revenue. The customer return of consumable devices reflects a one-time concession, and management does not expect customer returns to become a recurring or significant component of revenue adjustments.

Cost of Goods Sold

Cost of goods sold during the nine months ended September 30, 2026, were $2,010 thousand, compared to $1,514 thousand during the nine months ended September 30, 2025, representing an increase of $496 thousand. The increase in cost of goods sold was primarily due to higher personnel-related costs compared to the prior period. Personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, increased $937 thousand following the expansion of our manufacturing and quality assurance teams which resulted in a higher number of employees during the nine months ended September 30, 2026, compared to the corresponding period in 2025. This increase was partially offset by a $548 thousand favorable change in inventory absorption resulting from higher production levels, including production of clinical trial materials and equipment, relative to sales during the nine months ended September 30, 2026, compared to the corresponding period in 2025.

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2026, were $4,319 thousand, compared to $3,305 thousand during the nine months ended September 30, 2025, representing an increase of $1,014 thousand. This increase was primarily attributed to higher event-related sales and marketing expenses of $424 thousand, driven by increased spending for trade shows, conventions and related marketing materials during the nine months ended September 30, 2026, compared to the corresponding period in 2025. Additionally, personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, increased $341 thousand, reflecting the expansion of our sales and marketing teams which resulted in a higher number of sales and marketing employees during the nine months ended September 30, 2026, compared to the corresponding period in 2025. There were also higher travel expenses for field sales activities. Travel expenses, including airfare and lodging costs associated with field demonstrations and customer engagement, increased $192 thousand during the nine months ended September 30, 2026, compared to the corresponding period in 2025.

Research and Development

Research and development expenses during the nine months ended September 30, 2026, were $11,993 thousand, compared to $8,341 thousand during the nine months ended September 30, 2025, representing an increase of $3,652 thousand. This increase was primarily attributed to higher personnel-related costs during the nine months ended September 30, 2026, compared to the corresponding period in 2025, which increased $3,011 thousand, of which $696 thousand relates to an increase in stock-based compensation expense, driven primarily by the achievement of performance-based vesting conditions for equity awards previously granted to research and development employees. The remaining increase in personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, was driven by a higher number of research and development employees during the nine months ended September 30, 2026, compared to the corresponding period in 2025, to support multiple concurrent development programs and regulatory initiatives. Additionally, external clinical expenses increased $646 thousand during the nine months ended September 30, 2026, compared to the corresponding period in 2025, reflecting expanded clinical trial activities, driven by an increase of $475 thousand in external costs associated with the VISABL-AFL trial, as new hospitals join the clinical trial. Professional services, including consulting expenses, increased $540 thousand, primarily to support these development programs, regulatory initiatives, and clinical trial activities. These increases were partially offset by a decrease in prototype and testing expenses of $563 thousand during the nine months ended September 30, 2026, compared to the corresponding period in 2025.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2026, were $5,799 thousand, compared to $3,953 thousand during the nine months ended September 30, 2025, representing an increase of $1,846 thousand. This increase was primarily attributed to higher personnel-related costs, which increased $1,198 thousand during the nine months ended September 30, 2026, compared to the corresponding period in 2025, of which $821 thousand relates to an increase in stock-based compensation expense, driven primarily by the achievement of performance-based vesting conditions for equity awards previously granted to general and administrative employees. The remaining increase in personnel-related costs, including salaries, bonuses, benefits, and other employee expenses, was driven by a higher number of general and administrative employees during the nine months ended September 30, 2026, compared to the corresponding period in 2025, to support the additional reporting obligations associated with the SEC registration and growth in personnel in preparation for anticipated U.S. commercialization following expected FDA approval. Additionally, professional services, including audit and legal expenses, increased $583 thousand during the nine months ended September 30, 2026, compared to the corresponding period in 2025, primarily due to additional audit and compliance requirements associated with SEC registration and reporting obligations.

Other Income (Expense)

Total other income (expense) during the nine months ended September 30, 2026, was an expense of $4,139 thousand, compared to income of $246 thousand during the nine months ended September 30, 2025, representing an increase in expense of $4,385 thousand. This increase was primarily attributed to higher non-cash expenses from changes in fair value of convertible notes (related party), option liabilities, and warrant liabilities, which together increased from expense of $2,513 thousand for the nine months ended September 30, 2025, to expense of $5,350 thousand for the nine months ended September 30, 2026, representing an unfavorable change of $2,838 thousand. An unfavorable change in foreign currency exchange gain, primarily related to foreign currency remeasurement on our cash held in Australian dollars, further contributed $1,230 thousand to the increase in expense during the nine months ended September 30, 2026, compared to the corresponding period in 2025.

Net loss

As a result of the above factors, our net loss was $28,048 thousand for the nine months ended September 30, 2026, as compared to a net loss of $16,635 thousand for the nine months ended September 30, 2025. We expect to continue incurring net losses until such time as we obtain additional regulatory approvals for our MR-compatible cardiac catheter ablation products, expand our commercialization, and generate sufficient revenue to offset our costs and expenses.

Liquidity and Capital Resources

We believe that, considering our cash and cash equivalents as of September 30, 2026, we maintain adequate liquidity to allow us to meet our financial obligations as they become due for the next 12 months from the date these unaudited condensed consolidated financial statements are available to be issued. Our principal short-term cash requirements consist of funding operating expenses, including commercialization activities, research and development activities, clinical trials, and working capital needs. We continuously assess our working capital needs, financing obligations, commitments, and future investment requirements. As of September 30, 2026, we had cash and cash equivalents of $62,100 thousand. As of December 31, 2025, we had cash and cash equivalents of $19,502 thousand and marketable securities of $21,278 thousand.

A portion of our cash and cash equivalents is denominated in foreign currencies. As of September 30, 2026, and December 31, 2025, cash and cash equivalents denominated in foreign currencies totaled $20,019 thousand and $11,967 thousand, respectively, representing 32% and 29% of our total cash, cash equivalents, and marketable securities for those periods, and were held primarily in Australian dollars. These foreign currency denominated balances are remeasured into U.S. dollars at period-end exchange rates.

For the nine months ended September 30, 2026 and 2025, foreign currency exchange gain of $25 thousand and $1,255 thousand, respectively, primarily reflected remeasurement effects on our Australian dollar-denominated cash, with the gain during the nine months ended September 30, 2025, largely driven by favorable changes in the Australian dollar exchange rate from December 31, 2024 to September 30, 2025. Consistent with the foreign currency exchange gain of $25 thousand, the effect of foreign currency exchange rate changes on cash and cash equivalents reported in our unaudited condensed consolidated statements of cash flows was $39 thousand for the nine months ended September 30, 2026, which consists of $687 thousand of realized gains and $(648) thousand of unrealized losses for the nine months ended September 30, 2026.

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

Working Capital

As of September 30, 2026, we had working capital of $33,663 thousand, comprised of current assets of $65,652 thousand and current liabilities of $31,989 thousand. As of December 31, 2025, we had working capital of $25,546 thousand, comprised of current assets of $42,917 thousand and current liabilities of $17,371 thousand.

At both September 30, 2026 and December 31, 2025, current liabilities included the current portions of our convertible notes (related party) measured at fair value. As of September 30, 2026, the convertible notes (related party) had a fair-value carrying amount of $29,107 thousand, compared with outstanding contractual principal and accrued interest of $7,075 thousand, consisting of $3,333 thousand for the first tranche and $3,742 thousand for the second tranche. The first and second tranches are scheduled to mature on December 23, 2026 and March 28, 2027, respectively, unless earlier maturity is triggered by a change-in-control event. Unless converted at the holder’s election, outstanding principal and accrued interest are payable in cash at maturity. The amounts outstanding at September 30, 2026, exclude additional interest accruing through maturity. We have sufficient cash and cash equivalents to repay the contractual principal and accrued interest on the convertible notes (related party) at their scheduled maturity dates if the holder does not elect to convert the notes. We also have sufficient authorized and unissued shares of common stock available to satisfy conversion of the notes if elected by the holder. See Note 7 – Convertible Notes with Warrants (related party) to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q, for further details.

Current assets increased by $22,735 thousand as of September 30, 2026, compared to December 31, 2025, primarily driven by an increase in cash and cash equivalents of $42,598 thousand, which was partially offset by a decrease in marketable securities of $21,278 thousand. Current liabilities increased by $14,618 thousand as of September 30, 2026, compared to December 31, 2025, primarily due to an increase in the current portion of convertible notes (related party) of $17,362 thousand. The increase in the current portion of convertible notes (related party) reflects both the $4,093 thousand increase in the fair value of these notes during the period and the reclassification of the second tranche, with a fair value of $13,269 thousand as of December 31, 2025, from noncurrent to current as of September 30, 2026. The increase in current liabilities was partially offset by the elimination of option liabilities of $3,158 thousand resulting from the exercise of all outstanding CDI options in July 2026. Accordingly, no option liabilities remained outstanding as of September 30, 2026.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
Net cash used in operating activities	$(21,365)	$(13,939)	$(7,426)	53%
Net cash provided by (used in) investing activities	20,173	(7,705)	27,878	(362)%
Net cash provided by financing activities	43,751	42,990	761	2%
Net change in cash	42,559	21,346	21,213	99%
Beginning cash balance	19,502	15,708	3,794	24%
Effect of exchange rate changes on cash	39	1,285	(1,246)	(97)%
Ending cash balance	$62,100	$38,339	$23,761	62%

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026, was $21,365 thousand, compared to net cash used in operating activities of $13,939 thousand during the nine months ended September 30, 2025, representing an increase in cash used of $7,426 thousand. This increase was primarily attributed to an increase in net loss of $11,413 thousand period over period, partially offset by changes in non‑cash items that impacted net loss but did not result in corresponding cash outflows. Non‑cash items included the change in stock‑based compensation expense, fair value of convertible notes, foreign currency exchange gain, and change in fair value of option liabilities. The period-over-period increases in these items were $1,816 thousand, $1,716 thousand, $1,230 thousand, and $1,091 thousand, respectively. Unfavorable changes in working capital, including higher cash outflows related to inventories of $1,348 thousand, further contributed to the increase in net cash used in operating activities.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2026, was $20,173 thousand, compared to net cash used in investing activities of $7,705 thousand during the nine months ended September 30, 2025, representing an increase in cash provided of $27,878 thousand. This increase was primarily attributed to net cash inflows from maturities of marketable securities, net of purchases, of $21,278 thousand during the nine months ended September 30, 2026, compared to net cash outflows from purchases of marketable securities of $7,406 thousand during the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026, was $43,751 thousand, compared to net cash provided by financing activities of $42,990 thousand during the nine months ended September 30, 2025, representing an increase in cash provided of $761 thousand. During the nine months ended September 30, 2026, financing cash flows primarily consisted of net proceeds of $41,586 thousand from an equity raise completed in May 2026 and net proceeds of $2,114 thousand from exercises of CDI options in July 2026. During the corresponding period in 2025, financing cash flows primarily consisted of net proceeds of $42,828 thousand from an equity raise completed in March 2025. For additional information, see Note 9 – Stockholders' Equity in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Registration Statement, other than routine changes in the ordinary course of business. For additional information, see Note 5 – Leases and Note 6 – Commitments and Contingencies in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Securities Purchase Agreement

There have been no material changes to the terms, principal amounts, related warrants, or conversion features of our unsecured, unquoted convertible promissory notes issued under the Securities Purchase Agreement from those described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Registration Statement. For additional information, see Note 7 – Convertible Notes with Warrants (related party) in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Capital Commitments

On July 6, 2023, we entered into a Capital Commitment Agreement with GEM Global Yield LLC SCS (”GGY”) under which GGY agreed to provide us with up to $30 million Australian dollars through a Security Subscription Facility (the “Facility”) over a 3-year term. We controlled the timing of drawdowns under the Facility and there was no minimum drawdown obligation. The Facility expired in accordance with its terms on July 6, 2026 and is no longer available as a source of liquidity. The expiration of the Facility did not have a material impact on our liquidity or capital resources.

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

On July 6, 2026, a total of 5,051,539 CDI options were exercised by holders of previously issued CDI options. We received total proceeds of $2,114 thousand, net of expenses.  In connection with the exercise, the fair value of the option liabilities of $4,265 thousand as of the settlement date was reclassified to additional paid-in capital.

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, except as discussed in Note 6 – Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026, as a result of the material weakness in our internal control over financial reporting described below.

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

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements as of December 31, 2025, we identified, and as of September 30, 2026, we continued to have, a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are in the process of designing and implementing a remediation plan intended to address the identified material weakness. Our current remediation efforts include enhancing documentation of internal reviews and implementing additional controls to validate the completeness and accuracy of information used in our financial reporting process. We expect to address secondary review procedures over manual journal entries in a subsequent phase of the remediation plan. The material weakness will not be considered remediated until the applicable controls have been designed and implemented and have operated effectively for a sufficient period of time.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act, during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances Exempt Under Section 4(a)(2) or Regulation S

The issuances of the securities described below were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company took appropriate measures to confirm that the recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

On July 6, 2026, a total of 5,051,539 previously granted CDI options were exercised at $0.61 Australian dollars per CDI, each representing one share of our Class A common stock, for gross proceeds of $2,124 thousand. After deducting issuance costs of $10 thousand, we received net proceeds of $2,114 thousand. These securities were issued in reliance on Regulation S under the Securities Act as an offering made outside the United States to non-U.S. persons. Appropriate legends or notices were affixed to the securities.

On September 17, 2026, a previously granted warrant to purchase a total of 78,125 shares of our Class A common stock was exercised by an accredited investor in the United States at $0.60 per share for gross proceeds of $47 thousand. After deducting issuance costs of $1 thousand, we received net proceeds of $46 thousand. These securities were issued in reliance on Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Incorporated by Reference
Number	Description	Schedule/Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-12G	3.1	3/18/2026

3.2	Amended and Restated Bylaws	10-12G	3.2	3/18/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and	*
15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and	*
15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer	#
Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	#
Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in	*
the interactive Data File because its XBRL tags are embedded within the Inline
XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

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

IMRICOR MEDICAL SYSTEMS, INC.

	By:	/s/ Steven Wedan
	Name:	Steven Wedan
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathon Gut
	Name:	Jonathon Gut
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 12, 2026